Form 10-Q
period 2019-02-28
UNEX HOLDINGS INC.
filed 2019-03-07
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-228161

UNEX HOLDINGS INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-1353613	8713
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Unex Holdings Inc.

Ul. Sveti Kliment Ohridski 27, Apt. 8

Burgas, Bulgaria 8000

Tel. +359-884303333

 (Address and telephone number of registrant's executive office)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 6, 2019
Common Stock, $0.001	2,330,000

2 | Page

3 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	FEBRUARY 28, 2019	AUGUST 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 3,206	$ 12,903
Total current assets	3,206	12,903

Non-Current assets
Equipment net of depreciation	818	-
Total non-current assets	818	-

Total Assets	$ 4,024	$ 12,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Accounts payable	500	-
Total current liabilities	9,717	9,217
Total Liabilities	9,717	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,330,000 shares issued and outstanding (2,270,000 shares issued and outstanding as of August 31, 2018)	2,330	2,270
Additional Paid-In-Capital	4,170	2,430
Accumulated Deficit	(12,193)	(1,014)
Total Stockholders’ Equity	(5,693)	3,686

Total Liabilities and Stockholders’ Equity	$ 4,024	$ 12,903

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended February 28, 2019	Three months ended February 28, 2018	Six months ended February 28, 2019	Six months ended February 28, 2018
Operating expenses
General and administrative expenses	$ 4,589	$ 678	$ 11,179	$ 720
Loss before provision for income taxes	(4,589)	(678)	(11,179)	(720)
Provision for income taxes	-	-	-	-
Net loss	$ (4,589)	$ (678)	$ (11,179)	$ (720)
Loss per common share: Basic and Diluted	$ (0.00)	-	$ (0.00)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,273,555	-	2,271,767	-

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2017) TO FEBRUARY 28, 2019
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balance at February 17, 2017, Inception	-	$ -	$ -	$ -	$ -
Net loss for the year	-	-	-	(159)	(159)
Balances as of August 31, 2017	-	-		$ (159)	$ (159)
Shares issued at $0.001	2,000,000	2,000	-	-	2,000
Shares issued at $0.01	270,000	270	2,430	-	2,700
Net loss for the year	-	-	-	(855)	(855)
Balances as of August 31, 2018	2,270,000	2,270	2,430	(1,014)	3,686
Shares issued at $0.03	60,000	60	1,740	-	1,800
Net loss for the six months	-	-	-	(11,179)	(11,179)
Balances as of February 28, 2019 (Unaudited)	2,330,000	$ 2,330	$ 4,170	$(12,193)	$ (5,693)

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended February 28, 2019	Six months ended February 28, 2018
Cash flows from Operating Activities
Net loss	$ (11,179)	$ (720)
Increase in accounts payable	500	-
Amortization expenses	132	-
Net cash used in operating activities	(10,547)	(720)

Cash flow from Investing Activities
Purchase of equipment	(950)	-
Net cash used by investing activities	(950)	-

Cash flow from financing Activities
Proceeds from sale of common stock	1,800	-
Proceeds of loan from shareholder	-	5,000
Net cash provided financing activities	1,800	5,000

Net increase (decrease) in cash and equivalents	(9,697)	4,280
Cash at beginning of the period	12,903	158
Cash at end of the period	$ 3,206	$ 4,438
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

7 | Page

UNEX HOLDINGS INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2019 AND 2018 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2019, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to February 28, 2019 of $12,193. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements (February 28, 2019 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended August 31, 2018 and notes thereto contained in the Company’s registration statement filed on Form S-1.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended February 28, 2019.

Stock-Based Compensation

As of February 28, 2019, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion of the deferred tax asset will not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting  pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes six levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

9 | Page

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of February 28, 2019 through March 6, 2019, the date these financial statements were issued, and did not have any material recognizable subsequent events after February 28, 2019.

NONE 4 – FIXED ASSETS

On September 24, 2018, the company purchased computer for $950. For the six months ended February 28, 2019 the Company recognized $132 in depreciation expense. The Company depreciates this asset over a period of thirty-six (36) months which has been deemed its useful life.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On August 20, 2018, the Company issued 2,000,000 common shares at $0.001 per share for the total proceeds of $2,000. On August 21, 2018 the Company issued 100,000 at $0.01 per share for the total proceeds of $1,000; on August 31, 2018 the Company issued 170,000 at $0.01 per share for the total proceeds of $1,700. In February 2019, the Company issued 60,000 at $0.03 per share for the total proceeds of $1,800.

As of February 28, 2019, the Company had 2,330,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 17, 2017 (Inception) through February 28, 2019, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

10 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL INFORMATION

Unex Holdings Inc. was incorporated in the State of Nevada on February 17, 2017 and established the fiscal year end of August 31. We have no revenues, have minimal assets and have incurred losses since inception. We were formed to provide geodesy services, and we are still in the development stage. Our business office is located at Ul. Sveti Kliment Ohridski 27, Apt. 8, Burgas, Bulgaria 8000. Our telephone number is +359-884303333.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

As of February 28, 2019, our total assets were $4,024 compared to $12,903 in total assets at August 31, 2018. As of February 28, 2019, our total liabilities were $9,717 compared to $9,217 at August 31, 2018.

Stockholders’ deficit was $5,693 as of February 28, 2019 compared to stockholders’ equity of $3,686 as of August 31, 2018.

Three months ended February 28, 2019 compared to three months February 28, 2018.

During the three months periods ended February 28, 2019 and 2018, we did not generate any revenue.

During the three months ended February 28, 2019, we incurred expenses of $4,589 compared to $678 incurred during the three-month period ended February 28, 2018.

Our net loss for the three months ended February 28, 2019 was $4,589 compared to a net income of $678 during the three-month period ended February 28, 2018.

11 | Page

Six months ended February 28, 2019 compared to six months February 28, 2018.

During the six months periods ended February 28, 2019 and 2018, we did not generate any revenue.

During the six months ended February 28, 2019, we incurred expenses of $11,179 compared to $720 incurred during the six-month period ended February 28, 2018.

Our net loss for the six months ended February 28, 2019 was $11,179 compared to a net income of $720 during the six month period ended February 28, 2018.

Cash Flows used by Operating Activities

For the six-month period ended February 28, 2019, net cash flows used in operating activities was $10,547. Net cash flows used in operating activities was $720 for the six-month period ended February 28, 2018. Net cash flow used in operating activities increased due to the higher net loss.

Cash Flows used by Investing Activities

We used $950 in investing activities during the six-month period ended February 28, 2019 compared to $0 for the six-month period ended February 28, 2019. During the six-month period ended February 28, 2018, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

For the six-month period ended February 28, 2019, net cash flows from financing activities was $1,800 received from proceeds from issuance of common stock compared to $5,000 received from proceeds of loan from shareholder for the six month period ended February 28, 2018.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

12 | Page

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our August 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.
Dated: March 6, 2019	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

14 | Page