Form 10-Q
period 2019-05-31
UNEX HOLDINGS INC.
filed 2019-06-12
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 11, 2019
Common Stock, $0.001	2,645,000

2 | Page

3 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	MAY 31, 2019	AUGUST 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 9,939	$ 12,903
Total current assets	9,939	12,903

Non-Current assets
Equipment net of depreciation	739	-
Total non-current assets	739	-

Total Assets	$ 10,678	$ 12,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Total current liabilities	9,217	9,217
Total Liabilities	9,217	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,645,000 shares issued and outstanding (2,270,000 shares issued and outstanding as of August 31, 2018)	2,645	2,270
Additional Paid-In-Capital	13,305	2,430
Accumulated Deficit	(14,489)	(1,014)
Total Stockholders’ Equity	1,461	3,686

Total Liabilities and Stockholders’ Equity	$ 10,678	$ 12,903

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended May 31, 2019	Three months ended May 31, 2018	Nine months ended May 31, 2019	Nine months ended May 31, 2018
Operating expenses
General and administrative expenses	$ 2,296	$ 104	$ 13,475	$ 824
Loss before provision for income taxes	(2,296)	(104)	(13,475)	(824)
Provision for income taxes	-	-	-	-
Net loss	$ (2,296)	$ (104)	$ (13,475)	$ (824)
Loss per common share: Basic and Diluted	$ (0.00)	-	$ (0.01)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,524,728	-	2,357,014	-

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM INCEPTION (FEBRUARY 17, 2017) TO MAY 31, 2019
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of August 31, 2017	-	$ -	$ -	$ (159)	$ (159)
Net loss	-	-	-	(42)	(42)
Balance as of November 30, 2017				(201)	(201)
Net loss	-	-	-	(678)	(678)
Balance as of February 28, 2018				(879)	(879)
Net loss	-	-	-	(104)	(104)
Balance as of May 31, 2018				(983)	(983)
Shares issued at $0.001	2,000,000	2,000	-	-	2,000
Shares issued at $0.01	270,000	270	2,430	-	2,700
Net loss	-	-	-	(31)	(31)
Balances as of August 31, 2018	2,270,000	2,270	2,430	(1,014)	3,686
Net loss	-	-	-	(6,590)	(6,590)
Balance as of November 30, 2018	2,270,000	2,270	2,430	(7,604)	(2,904)
Net loss	-	-	-	(4,589)	(4,589)
Balance as of February 28, 2019	2,270,000	2,270	2,430	(12,193)	(7,493)
Shares issued at $0.03	375,000	375	10,875	-	11,250
Net loss	-	-	-	(2,296)	(2,296)
Balance as of May 31, 2019	2,645,000	$ 2,645	$ 13,305	$ (14,489)	$ 1,461

6 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended May 31, 2019	Nine months ended May 31, 2018
Cash flows from Operating Activities
Net loss	$ (13,475)	$ (824)
Amortization expenses	211	-
Net cash used in operating activities	(13,264)	(824)

Cash flow from Investing Activities
Purchase of equipment	(950)	-
Net cash used by investing activities	(950)	-

Cash flow from financing Activities
Proceeds from sale of common stock	11,250	-
Proceeds of loan from shareholder	-	5,000
Net cash provided financing activities	11,250	5,000

Net increase (decrease) in cash and equivalents	(2,964)	4,176
Cash at beginning of the period	12,903	158
Cash at end of the period	$ 9,939	$ 4,334
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

7 | Page

UNEX HOLDINGS INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MAY 31, 2019 AND 2018 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2019, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to May 31, 2019 of $14,489. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Interim financial statements (May 31, 2019 (unaudited)) and basis of presentation

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

8 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended May 31, 2019.

Stock-Based Compensation

As of May 31, 2019, the Company has not issued any stock-based payments to its employees.

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

Start-Up Costs

In accordance with ASC 824, “Start-up Costs”, the company expenses all costs incurred in connection with the start-up and organization of the company.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes nine levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

9 | Page

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of May 31, 2019 through the date these financial statements were issued, and did not have any material recognizable subsequent events after May 31, 2019.

NONE 4 – FIXED ASSETS

On September 24, 2018, the company purchased computer for $950. For the nine months ended May 31, 2019 the Company recognized $211 in depreciation expense. The Company depreciates this asset over a period of thirty-nine (36) months which has been deemed its useful life.

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

For the nine-month period ended May 31, 2019, the Company issued 375,000 at $0.03 per share for the total proceeds of $11,250.

As of May 31, 2019, the Company had 2,645,000 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through May 31, 2019, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

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

As of May 31, 2019, our total assets were $10,678 compared to $12,903 in total assets at August 31, 2018. As of May 31, 2019 and August 31, 2018, our total liabilities were $9,217.

Stockholders’ equity was $1,461 as of May 31, 2019 compared to stockholders’ equity of $3,686 as of August 31, 2018.

Three months ended May 31, 2019 compared to three months May 31, 2018.

During the three months periods ended May 31, 2019 and 2018, we did not generate any revenue.

During the three months ended May 31, 2019, we incurred expenses of $2,296 compared to $104 incurred during the three-month period ended May 31, 2018.

Our net loss for the three months ended May 31, 2019 was $2,296 compared to $104 during the three-month period ended May 31, 2018.

11 | Page

Nine months ended May 31, 2019 compared to nine months May 31, 2018.

During the nine months periods ended May 31, 2019 and 2018, we did not generate any revenue.

During the nine months ended May 31, 2019, we incurred expenses of $13,475 compared to $824 incurred during the nine-month period ended May 31, 2018.

Our net loss for the nine months ended May 31, 2019 was $13,475 compared to $824 during the nine month period ended May 31, 2018.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2019, net cash flows used in operating activities was $13,264. Net cash flows used in operating activities was $824 for the nine-month period ended May 31, 2018. Net cash flow used in operating activities increased due to the higher net loss.

Cash Flows used by Investing Activities

We used $950 in investing activities during the nine-month period ended May 31, 2019 compared to $0 for the nine-month period ended May 31, 2018. During the nine-month period ended May 31, 2019, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2019, net cash flows from financing activities was $11,250 received from proceeds from issuance of common stock compared to $5,000 received from proceeds of loan from shareholder for the nine-month period ended May 31, 2018.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended May 31, 2019.

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

UNEX HOLDINGS INC.
Dated: June 11, 2019	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

14 | Page