Form 10-K
period 2019-08-31
UNEX HOLDINGS INC.
filed 2019-10-25
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-228161

UNEX HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada                                           98-1353613                                    8713

(State or Other Jurisdiction of Incorporation or Organization)	IRS Employer Identification Number	Primary Standard Industrial Classification Code Number

Unex Holdings Inc.

Ul. Sveti Kliment Ohridski 27, Apt. 8

Burgas, Bulgaria 8000

Tel. +359-884303333

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                     Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of October 24, 2019 the registrant had 3,035,000 shares of common stock issued and outstanding. No aggregate market value of stock held by non-affiliates has been computed based upon the fact that no active trading market has been established as of October 24, 2019.

2 | Page

3 | Page

PART I

ITEM 1 BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Unex Holdings Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

4 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of August 31, 2019, the 2,970,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

5 | Page

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Year ended August 31, 2019 compared to year ended August 31, 2018

Operating Expenses

During year ended August 31, 2019, we incurred $15,703 general and administrative expenses compared to $855 during year ended August 31, 2018. The expenses increased due to expanded operations. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During year ended August 31, 2019 are expenses consisted of  accounting fees of $14,000, bank charges of $514, depreciation of $290 and other miscellaneous expenses of $899.

Net Loss

Our net loss for the year ended August 31, 2019 was $15,703 compared to net loss of $855 during year ended August 31, 2018. Our loss increased due to expanded operations.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2019

As of August 31, 2019 our total assets were $18,200 compared to $12,903 in total assets at August 31, 2018. As of August 31, 2019 and August 31, 2018 our total current liabilities were $9,217.

Stockholders’ equity increased from $3,686 as of August 31, 2018 to $8,983 as of August 31, 2019.

Cash Flows from Operating Activities

For the year ended August 31, 2019, cash flows used by operating activities was $17,213 consisting of a net loss of $15,703, subscription receivable of $1,800 and amortization of $290. Net cash flows provided by operating activities was $855 for year ended August 31, 2018 consisting entirely of a net loss of $855.

Cash flows from Investing Activities

6 | Page

For the year ended August 31, 2019, cash flow used in investing activities was $950 compared to $0 for the year ended August 31, 2018.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity instruments. For the year ended August 31, 2019 net cash provided by financing activities was $21,000 received from proceeds from issuance of common stock compared to $13,600 received from proceeds from issuance of common stock and proceeds from loan from shareholder for the year August 31, 2018.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve  months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business  operations.

7 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2019 and August 31, 2018 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com

To the Board of Directors and Stockholders

Unex Holdings, Inc., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unex Holdings, Inc (the “Company”) as of August 31, 2019 and 2018, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended August 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

 Going Concern

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue and further losses are anticipated. The Company requires additional funds to meet its obligations and its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

 We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

  /s/PLS CPA

___________________

PLS CPA, A Professional Corp.

We have served as the Company’s auditor since 2018.

October 24, 2019

San Diego, CA. 92111

9 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	AUGUST 31, 2019	AUGUST 31, 2018

ASSETS
Current Assets
Cash	$ 15,740	$ 12,903
Subscription receivable	1,800	-
Total current assets	17,540	12,903

Non-Current assets
Equipment net of depreciation	660	-
Total non-current assets	660	-

Total Assets	$ 18,200	$ 12,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Total current liabilities	9,217	9,217
Total Liabilities	9,217	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,970,000 shares issued and outstanding (2,270,000 shares issued and outstanding as of August 31, 2018)	2,970	2,270
Additional Paid-In-Capital	22,730	2,430
Accumulated Deficit	(16,717)	(1,014)
Total Stockholders’ Equity	8,983	3,686

Total Liabilities and Stockholders’ Equity	$ 18,200	$ 12,903

The accompanying notes are an integral part of these audited financial statements.

10 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS
	Year ended August 31, 2019	Year ended August 31, 2018
Operating expenses
General and administrative expenses	$ 15,703	$ 855
Loss before provision for income taxes	(15,703)	(855)
Provision for income taxes	-	-
Net loss	$ (15,703)	$ (855)
Loss per common share: Basic and Diluted	$ (0.01)	(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,439,095	69,223

The accompanying notes are an integral part of these audited financial statements.

11 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE YEARS ENDED AUGUST 31, 2018 AND TO AUGUST 31, 2019
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of August 31, 2017	-	$ -	$ -	$ (159)	$ (159)
Shares issued at $0.001	2,000,000	2,000	-	-	2,000
Shares issued at $0.01	270,000	270	2,430	-	2,700
Net loss	-	-	-	(855)	(855)
Balances as of August 31, 2018	2,270,000	2,270	2,430	(1,014)	3,686
Shares issued at $0.03	700,000	70	20,300	-	20,300
Net loss	-	-	-	(15,703)	(15,703)
Balance as of August 31, 2019	2,970,000	$ 2,970	$ 22,730	$ (16,717)	$ 8,983

The accompanying notes are an integral part of these audited financial statements.

12 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS
	Year ended August 31, 2019	Year ended August 31, 2018
Cash flows from Operating Activities
Net loss	$ (15,703)	$ (855)
Amortization expenses	290	-
Subscription Receivable	(1,800)
Net cash used in operating activities	(17,213)	(855)

Cash flow from Investing Activities
Purchase of equipment	(950)	-
Net cash used by investing activities	(950)	-

Cash flow from financing Activities
Proceeds from sale of common stock	21,000	4,700
Proceeds of loan from shareholder	-	8,900
Net cash provided financing activities	21,000	13,600

Net increase (decrease) in cash and equivalents	2,837	12,745
Cash at beginning of the period	12,903	158
Cash at end of the period	$ 15,740	$ 12,903
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

13 | Page

`

UNEX HOLDINGS INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2019 AND 2018

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

`

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2019, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to August 31, 2019 of $16,717. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

14 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended August 31, 2019.

Stock-Based Compensation

As of August 31, 2019, the Company has not issued any stock-based payments to its employees.

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

15 | Page

NOTE 4 – FIXED ASSETS

On September 24, 2018, the company purchased computer for $950. For the nine months ended August 31, 2019 the Company recognized $290 in depreciation expense. The Company depreciates this asset over a period of thirty-nine (36) months which has been deemed its useful life.

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

For the year ended August 31, 2019, the Company issued 700,000 at $0.03 per share for the total proceeds of $21,000.

As of August 31, 2019, the Company had 2,970,000 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through August 31, 2019, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. INCOME TAXES

At August 31, 2019, the Company had a net operating loss carryforward of $16,717, which begins to expire in fiscal year ending August 31, 2039. Components of net deferred tax asset, including a valuation allowance, are as follows at August 31, 2019 and August 31, 2018:

Deferred tax asset:	August 31, 2019	August 31, 2018
Net operating loss carryforward	$ 3,510	$355
Total deferred tax asset	3,510	355
Less: Valuation allowance	(3,510)	(355)
Net deferred tax asset	$ -	$-

Valuation allowance for deferred tax asset as of August 31, 2019 was $3,510. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax asset is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the periods ending August 31, 2019 and 2018:

	August 31, 2019	August 31, 2018
Federal statutory rate	(21.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	35.0%

Effective tax rate	0.0%	0.0%

NOTE 8. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of August 31, 2019 through the date these financial statements were issued, and determined that there were the following subsequent events.

In September 2019, the Company issued 65,000 at $0.03 per share for the total proceeds of $1,950.

16 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based on our management’s evaluation under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified a lack of segregation of duties, a lack of audit committee or independent governance/oversight, and timely communication with vendors to obtain invoices and record expenses and liabilities as material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended August 31, 2019.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Veniamin Minkov Ul. Sveti Kliment Ohridski 27, Apt. 8 Burgas, Bulgaria 8000	30	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

17 | Page

Our Director Veniamin Minkov:

Held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

Veniamin Minkov has acted as our President, Treasurer, Secretary and Director since our incorporation on February 17, 2017. Mr. Minkov graduated from Burgas Free University (Burgas, Bulgaria) in 2013 with bachelor’s degree in marketing. Since graduation, he has been working as a sole proprietor in the beverage distribution business. Mr. Minkov has never been in default with the bank or government and does not have any pending litigations or claims.

Mr. Minkov owns 68.72% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Minkov was going to be our President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. This decision did not in any manner relate to Mr. Minkov’s previous employments. Mr. Minkov’s and previous experience, qualifications, attributes or skills were not considered when he was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

AUDIT COMMITTEE

We do not have an audit committee or audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended August 31, 2018  and August 31, 2019:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Veniamin Minkov, President, Secretary and Treasurer	September 1, 2017 to August 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2018 to August 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

18 | Page

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

19 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Veniamin Minkov Calle Robles, Casa 25, Quito, Ecuador	2,000,000 shares of common stock (direct)	68.72%

The percent of class is based on 2,970,000 shares of common stock issued and outstanding as of August 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company issued a total of 2,000,000 shares of restricted common stock to Veniamin Minkov, our sole officer and director in consideration of $2,000. Since February 17, 2017 (Inception) through August 31, 2019, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended August 31, 2019, we incurred approximately $11,500 in fees for professional services rendered in connection with the audit of our financial statements for the fiscal year ended August 31, 2018 and for the reviews of our financial statements for the quarters ended November 30, 2018, February 28, 2019 and May 31, 2019.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

20 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.
Dated: October 25, 2019	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

21 | Page