Form 10-Q
period 2019-11-30
UNEX HOLDINGS INC.
filed 2020-01-03
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 20, 2019
Common Stock, $0.001	3,035,000

2 | Page

3 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	NOVEMBER 30, 2019	AUGUST 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 14,469	$ 15,740
Subscription receivable	-	1,800
Total current assets	14,469	17,540

Non-Current assets
Equipment net of depreciation	581	660
Total non-current assets	581	660

Total Assets	$ 15,050	$ 18,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Total current liabilities	9,217	9,217
Total Liabilities	9,217	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,035,000 shares issued and outstanding (2,970,000 shares issued and outstanding as of August 31, 2019)	3,035	2,970
Additional Paid-In-Capital	24,615	22,730
Accumulated Deficit	(21,817)	(16,717)
Total Stockholders’ Equity	5,833	8,983

Total Liabilities and Stockholders’ Equity	$ 15,050	$ 18,200

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended November 30, 2019	Three months ended November 30, 2018
Operating expenses
General and administrative expenses	$ 5,100	$ 6,590
Loss before provision for income taxes	(5,100)	(6,590)
Provision for income taxes	-	-
Net loss	$ (5,100)	$ (6,590)
Loss per common share: Basic and Diluted	$ (0.00)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,028,901	2,270,000

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM August 31, 2018 TO NOVEMBER 30, 2019
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of August 31, 2018	2,270,000	2,270	2,430	(1,014)	3,686
Net loss	-	-	-	(6,590)	(6,590)
Balance as of November 30, 2018	2,270,000	2,270	2,430	(7,604)	(2,904)

Balance as of August 31, 2019	2,970,000	$ 2,970	$ 22,730	$ (16,717)	$ 8,983
Shares issued at $0.03	65,000	65	1,885	-	1,950
Net loss	-	-	-	(5,100)	(5,100)
Balance as of November 30, 2019	3,0355,000	$ 2,970	$ 24,615	$ (21,817)	$ 5,833

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended November 30, 2019	Three months ended November 30, 2018
Cash flows from Operating Activities
Net loss	$ (5,100)	$ (6,590)
Amortization expenses	79	53
Subscription Receivable	1,800	-
Net cash used in operating activities	(3,221)	(6,537)

Cash flow from Investing Activities
Purchase of equipment	-	(950)
Net cash used by investing activities	-	(950)

Cash flow from financing Activities
Proceeds from sale of common stock	1,950	-
Net cash provided financing activities	1,950	-

Net increase (decrease) in cash and equivalents	(1,271)	(7,487)
Cash at beginning of the period	15,740	12,903
Cash at end of the period	$ 14,469	$ 5,416
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

7 | Page

UNEX HOLDINGS INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND 2018 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2019, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to November 30, 2019 of $21,817. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements (November 30, 2019 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended August 31, 2019 and notes thereto contained in the Company’s Form 10-K.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended November 30, 2019.

Stock-Based Compensation

As of November 30, 2019, the Company has not issued any stock-based payments to its employees.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The company has no assets or liabilities valued at fair value on a recurring basis.

9 | Page

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of November 30, 2019 through the date these financial statements were issued, and did not have any material recognizable subsequent events after November 30, 2019.

NOTE 4 – FIXED ASSETS

On September 24, 2018, the company purchased computer for $950. The Company depreciates this asset over a period of thirty-three (36) months which has been deemed its useful life.  For the three months ended November 30, 2019 and 2018 we recognized $53 and $79 in depreciation expense, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the three-month period ended November 30, 2019, the Company issued 65,000 at $0.03 per share for the total proceeds of $1,950

As of November 30, 2019, the Company had 3,035,000 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through November 30, 2019, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

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

As of November 30, 2019, our total assets were $15,050 compared to $18,200 in total assets at August 31, 2019. As of November 30, 2019, and August 31, 2019, our total liabilities were $9,217 and $9,217, respectively.

Stockholders’ equity was $5,833 as of November 30, 2019 compared to stockholders’ equity of $8,983 as of August 31, 2019.

Three months ended November 30, 2019 compared to three months November 30, 2018.

During the three months periods ended November 30, 2019 and 2018, we did not generate any revenue.

During the three months ended November 30, 2019, we incurred expenses of $5,100 compared to $6,590 incurred during the three-month period ended November 30, 2018.

Our net loss for the three months ended November 30, 2019 was $5,100 compared to $6,590 during the three-month period ended November 30, 2018.

Cash Flows used by Operating Activities

For the three-month period ended November 30, 2019, net cash flows used in operating activities was $3,221. Net cash flows used in operating activities was $6,537 for the three-month period ended November 30, 2018.

11 | Page

Cash Flows used by Investing Activities

We used $950 in investing activities during the three-month period ended November 30, 2018 compared to $0 for the three-month period ended November 30, 2018. During the three-month period ended November 30, 2018, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

For the three-month period ended November 30, 2019, net cash flows from financing activities was $1,950 received from proceeds from issuance of common stock compared to $0 for the three-month period ended November 30, 2018.

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

12 | Page

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our August 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2019.

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

UNEX HOLDINGS INC.
Dated: January 03, 2020	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

14 | Page