Form 10-Q/A
period 2019-11-30
UNEX HOLDINGS INC.
filed 2020-03-05
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q/A Amendment #1

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 20, 2019
Common Stock, $0.001	3,035,000

2 | Page

3 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	NOVEMBER 30, 2019	AUGUST 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 14,469	$ 15,740
Subscription receivable	-	1,800
Total current assets	14,469	17,540

Non-Current assets
Equipment net of depreciation	581	660
Total non-current assets	581	660

Total Assets	$ 15,050	$ 18,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Total current liabilities	9,217	9,217
Total Liabilities	9,217	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,035,000 shares issued and outstanding (2,970,000 shares issued and outstanding as of August 31, 2019)	3,035	2,970
Additional Paid-In-Capital	24,615	22,730
Accumulated Deficit	(21,817)	(16,717)
Total Stockholders’ Equity	5,833	8,983

Total Liabilities and Stockholders’ Equity	$ 15,050	$ 18,200

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended November 30, 2019	Three months ended November 30, 2018
Operating expenses
General and administrative expenses	$ 5,100	$ 6,590
Loss before provision for income taxes	(5,100)	(6,590)
Provision for income taxes	-	-
Net loss	$ (5,100)	$ (6,590)
Loss per common share: Basic and Diluted	$ (0.00)	-

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,028,901	2,270,000

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM August 31, 2018 TO NOVEMBER 30, 2019
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of August 31, 2018	2,270,000	2,270	2,430	(1,014)	3,686
Net loss	-	-	-	(6,590)	(6,590)
Balance as of November 30, 2018	2,270,000	2,270	2,430	(7,604)	(2,904)
Net loss	-	-	-	(4,589)	(4,589)
Balance as of February 28, 2019	2,270,000	2,270	2,430	(12,193)	(7,493)
Shares issued at $0.03	375,000	375	10,875	-	11,250
Net loss	-	-	-	(2,296)	(2,296)
Balance as of May 31, 2019	2,645,000	$ 2,645	$ 13,305	$ (14,489)	$ 1,461
Shares issued at $0.03	325,000	325	9,425	-	9,750
Net loss	-	-	-	(2,296)	(2,296)
Balance as of August 31, 2019	2,970,000	$ 2,970	$ 22,730	$ (16,717)	$ 8,983
Shares issued at $0.03	65,000	65	1,885	-	1,950
Net loss	-	-	-	(5,100)	(5,100)
Balance as of November 30, 2019	3,0355,000	$ 2,970	$ 24,615	$ (21,817)	$ 5,833

6 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended November 30, 2019	Three months ended November 30, 2018
Cash flows from Operating Activities
Net loss	$ (5,100)	$ (6,590)
Amortization expenses	79	53
Subscription Receivable	1,800	-
Net cash used in operating activities	(3,221)	(6,537)

Cash flow from Investing Activities
Purchase of equipment	-	(950)
Net cash used by investing activities	-	(950)

Cash flow from financing Activities
Proceeds from sale of common stock	1,950	-
Net cash provided financing activities	1,950	-

Net increase (decrease) in cash and equivalents	(1,271)	(7,487)
Cash at beginning of the period	15,740	12,903
Cash at end of the period	$ 14,469	$ 5,416
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

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

As of November 30, 2019, our total assets were $15,050 compared to $12,903 in total assets at August 31, 2018. As of November 30, 2019, and August 31, 2018, our total liabilities were $9,217.

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

UNEX HOLDINGS INC.
Dated: March 5, 2020	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

14 | Page