Form 10-Q
period 2020-02-29
UNEX HOLDINGS INC.
filed 2020-03-27
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 26, 2020
Common Stock, $0.001	2,970,000

2 | Page

3 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	FEBRUARY 29, 2020	AUGUST 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 10,760	$ 15,740
Subscription receivable	-	1,800
Total current assets	10,760	17,540

Non-Current assets
Equipment net of depreciation	502	660
Total non-current assets	502	660

Total Assets	$ 11,262	$ 18,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Stock refund payable	1,950	-
Accounts Payable	780	-
Total current liabilities	11,947	9,217
Total Liabilities	11,947	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,970,000 shares issued and outstanding (2,970,000 shares issued and outstanding as of August 31, 2019)	2,970	2,970
Additional Paid-In-Capital	22,730	22,730
Accumulated Deficit	(26,385)	(16,717)
Total Stockholders’ Equity	(685)	8,983

Total Liabilities and Stockholders’ Equity	$ 11,262	18,200

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended February 29, 2020	Three months ended February 28, 2019	Six months ended February 29, 2020	Six months ended February 28, 2019
Operating expenses
General and administrative expenses	$ 4,568	$ 4,589	$ 9,668	$ 11,179
Loss before provision for income taxes	(4,568)	(4,589)	(9,668)	(11,179)
Provision for income taxes	-	-	-	-
Net loss	$ (4,568)	$ (4,589)	$ (9,668)	$ (11,179)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,005,330	2,273,555	3,017,115	2,271,767

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM August 31, 2018 TO FEBRUARY 29, 2020 (Unaudited)
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of August 31, 2018	2,270,000	$ 2,270	$ 2,430	$ (1,014)	$ 3,685
Net loss	-	-	-	(6,590)	(6,590)
Balance as of November 30, 2018	2,270,000	2,270	2,430	(7,604)	(2,904)
Net loss	-	-	-	(4,589)	(4,589)
Balance as of February 28, 2019	2,270,000	2,270	2,430	(12,193)	(7,493)

Balance as of August 31, 2019	2,970,000	2,970	22,730	(16,717)	8,983
Shares issued at $0.03	65,000	65	1,885	-	1,950
Net loss	-	-	-	(5,100)	(5,100)
Balance as of November 30, 2019	3,035,000	3,035	24,615	(21,817)	5,833
Common Shares canceled	(65,000)	(65)	(1,885)	-	(1,950)
Net loss	-		-	(4,568)	(4,568)
Balance as of February 29, 2020	2,970,000	$ 2,970	$ 22,730	$ (26,385)	$ (685)

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Six months ended February 29, 2020	Three months ended February 28, 2019
Cash flows from Operating Activities
Net loss	$ (9,668)	$ (11,179)
Amortization expenses	158	132
Subscription Receivable	1,800	-
Increase in Accounts payable	780	500
Net cash used in operating activities	(6,930)	(10,547)

Cash flow from Investing Activities
Purchase of equipment	-	(950)
Net cash used by investing activities	-	(950)

Cash flow from financing Activities
Proceeds from sale of common stock	1,950	1,800
Net cash provided financing activities	1,950	1,800

Net increase (decrease) in cash and equivalents	(4,980)	(9,697)
Cash at beginning of the period	15,740	12,903
Cash at end of the period	$ 10,760	$ 3,206
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing information:
Repurchase of common stock for refund payable	$ 1,950	$ -

The accompanying notes are an integral part of these unaudited financial statements.

7 | Page

UNEX HOLDINGS INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2020 AND FEBRUARY 28, 2019 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 29, 2020, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to February 29, 2020 of $26,385. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Interim financial statements (February 29, 2020 (unaudited)) and basis of presentation

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

8 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended February 29, 2020.

Stock-Based Compensation

As of February 29, 2020, the Company has not issued any stock-based payments to its employees.

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

9 | Page

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of February 29, 2020 through the date these financial statements were issued, and did not have any material recognizable subsequent events after February 29, 2020.

NOTE 4 – FIXED ASSETS

On September 24, 2018, the company purchased computer for $950. The Company depreciates this asset over a period of thirty-three (36) months which has been deemed its useful life.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the three-month period ended November 30, 2019, the Company issued 65,000 common stock at $0.03 per share for the total proceeds of $1,950. For the three-month period ended February 29, 2020, the Company canceled 65,000 of its common stock and accrued a stock refund payable of $1,950.

As of February 29, 2020, the Company had 2,970,000 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through February 29, 2020, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

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

As of February 29, 2020, our total assets were $11,262 compared to $18,200 in total assets at August 31, 2019. As of February 29, 2020, our total liabilities were $11,947 compared to $9,217 as of August 31, 2019.

Stockholders’ deficit was $685 as of February 29, 2020 compared to stockholders’ equity of $8,983 as of August 31, 2019.

Three months ended February 29, 2020 compared to three months February 28, 2019.

During the three months periods ended February 29, 2020 and 2019, we did not generate any revenue.

During the three months ended February 29, 2020, we incurred expenses of $4,568 compared to $4,589 incurred during the three-month period ended February 28, 2019.

Our net loss for the three months ended February 29, 2020 was $4,568 compared to $4,589 during the three-month period ended February 28, 2019.

11 | Page

Six months ended February 29, 2020 compared to six months February 28, 2019.

During the six months periods ended February 29, 2020 and 2019, we did not generate any revenue.

During the six months ended February 29, 2020, we incurred expenses of $9,668 compared to $11,179 incurred during the three-month period ended February 28, 2019.

Our net loss for the six months ended February 29, 2020 was $9,668 compared to $11,179 during the three-month period ended February 28, 2019.

Cash Flows used by Operating Activities

For the six-month period ended February 29, 2020, net cash flows used in operating activities was $6,930. Net cash flows used in operating activities was $10,547 for the six-month period ended February 28, 2019.

Cash Flows used by Investing Activities

We used $950 in investing activities during the six-month period ended February 28, 2019 compared to $0 for the six-month period ended February 29, 2020. During the six-month period ended February 28, 2019, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

For the six-month period ended February 29, 2020, net cash flows from financing activities was $1,950 received from proceeds from issuance of common stock compared to $1,800 for the six-month period ended February 28, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended February 29, 2020.

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

UNEX HOLDINGS INC.
Dated: March 27, 2020	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

14 | Page