Form 10-Q
period 2020-05-31
UNEX HOLDINGS INC.
filed 2020-06-12
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 12, 2020
Common Stock, $0.001	2,970,000

2 | Page

3 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	MAY 31, 2020	AUGUST 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$ 7,970	$ 15,740
Subscription receivable	-	1,800
Total current assets	7,970	17,540

Non-Current assets
Equipment net of depreciation	422	660
Total non-current assets	422	660

Total Assets	$ 8,392	$ 18,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Stock refund payable	1,950	-
Total current liabilities	11,167	9,217
Total Liabilities	11,167	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,970,000 shares issued and outstanding (2,970,000 shares issued and outstanding as of August 31, 2019)	2,970	2,970
Additional Paid-In-Capital	22,730	22,730
Accumulated Deficit	(28,475)	(16,717)
Total Stockholders’ Equity (Deficit)	(2,775)	8,983

Total Liabilities and Stockholders’ Equity	$ 8,392	$ 18,200

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended May 31, 2020	Three months ended May 31, 2019	Nine months ended May 31, 2020	Nine months ended May 31, 2019
Operating expenses
General and administrative expenses	$ 2,090	$ 2,996	$ 11,758	$ 13,475
Loss before provision for income taxes	(2,090)	(2,996)	(11,758)	(13,475)
Provision for income taxes	-	-	-	-
Net loss	$ (2,090)	$ (2,996)	$ (11,758)	$ (13,475)
Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,970,000	2,524,728	3,001,296	2,357,014

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM August 31, 2018 TO MAY 31, 2020 (Unaudited)
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of August 31, 2018	2,270,000	$ 2,270	$ 2,430	$ (1,014)	$ 3,2,775
Net loss	-	-	-	(6,590)	(6,590)
Balance as of November 30, 2018	2,270,000	2,270	2,430	(7,604)	(2,904)
Net loss	-	-	-	(4,589)	(4,589)
Balance as of February 28, 2019	2,270,000	2,270	2,430	(12,193)	(7,493)
Shares issued at $0.03	375,000	375	10,875	-	11,250
Net loss	-	-	-	(2,996)	(2,996)
Balance as of May 31, 2019	2,645,000	$ 2,645	$ 13,305	$ (14,489)	$ 1,461

Balance as of August 31, 2019	2,970,000	2,970	22,730	(16,717)	8,983
Shares issued at $0.03	65,000	65	1,885	-	1,950
Net loss	-	-	-	(5,100)	(5,100)
Balance as of November 30, 2019	3,035,000	3,035	24,615	(21,817)	5,833
Common Shares canceled	(65,000)	(65)	(1,885)	-	(1,950)
Net loss	-		-	(4,568)	(4,568)
Balance as of February 29, 2020	2,970,000	$ 2,970	$ 22,730	$ (26,385)	$ (685)
Net loss	-	-		(2,090)	(2,090)
Balance as of May 31, 2020	2,970,000	$ 2,970	$ 22,730	$ (28,475)	$ (2,775)

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended May 31, 2020	Nine months ended May 31, 2019
Cash flows from Operating Activities
Net loss	$ (11,758)	$ (13,475)
Amortization expenses	238	211
Subscription Receivable	1,800	-
Net cash used in operating activities	(9,720)	(13,264)

Cash flow from Investing Activities
Purchase of equipment	-	(950)
Net cash used by investing activities	-	(950)

Cash flow from financing Activities
Proceeds from sale of common stock	1,950	11,250
Net cash provided financing activities	1,950	11,250

Net increase (decrease) in cash and equivalents	(7,770)	(2,964)
Cash at beginning of the period	15,740	12,903
Cash at end of the period	$ 7,970	$ 9,939
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing information:
Repurchase of common stock for refund payable	$ 1,950	$ -

The accompanying notes are an integral part of these unaudited financial statements.

7 | Page

UNEX HOLDINGS INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED MAY 31, 2020 AND MAY 31, 2019 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2020, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to May 31, 2020 of $28,475. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Interim financial statements (May 31, 2020 (unaudited)) and basis of presentation

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

8 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expense during period ended May 31, 2020.

Stock-Based Compensation

As of May 31, 2020, the Company has not issued any stock-based payments to its employees.

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

9 | Page

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of May 31, 2020 through the date these financial statements were issued, and did not have any material recognizable subsequent events after May 31, 2020.

NOTE 4 – FIXED ASSETS

On September 24, 2018, the company purchased computer for $950. The Company depreciates this asset over a period of thirty-three (36) months which has been deemed its useful life.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the three-month period ended November 30, 2019, the Company issued 65,000 common stock at $0.03 per share for the total proceeds of $1,950. For the nine-month period ended May 31, 2020, the Company canceled 65,000 of its common stock and accrued a stock refund payable of $1,950.

As of May 31, 2020, the Company had 2,970,000 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through May 31, 2020, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

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

As of May 31, 2020, our total assets were $8,392 compared to $18,200 in total assets at August 31, 2019. As of May 31, 2020, our total liabilities were $11,167 compared to $9,217 as of August 31, 2019.

Stockholders’ deficit was $2,775 as of May 31, 2020 compared to stockholders’ equity of $8,983 as of August 31, 2019.

Three months ended May 31, 2020 compared to three months May 31, 2019.

During the three months periods ended May 31, 2020 and 2019, we did not generate any revenue.

During the three months ended May 31, 2020, we incurred expenses of $2,090 compared to $2,996 incurred during the three-month period ended May 31, 2019.

Our net loss for the three months ended May 31, 2020 was $2,090 compared to $2,996 during the three-month period ended May 31, 2019.

11 | Page

Nine months ended May 31, 2020 compared to nine months May 31, 2019.

During the nine months periods ended May 31, 2020 and 2019, we did not generate any revenue.

During the nine months ended May 31, 2020, we incurred expenses of $11,758 compared to $13,475 incurred during the three-month period ended May 31, 2019.

Our net loss for the nine months ended May 31, 2020 was $11,758 compared to $13,475 during the three-month period ended May 31, 2019.

Cash Flows used by Operating Activities

For the nine-month period ended May 31, 2020, net cash flows used in operating activities was $9,720. Net cash flows used in operating activities was $13,264 for the nine-month period ended May 31, 2019.

Cash Flows used by Investing Activities

We used $950 in investing activities during the nine-month period ended May 31, 2019 compared to $0 for the nine-month period ended May 31, 2020. During the nine-month period ended May 31, 2019, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

For the nine-month period ended May 31, 2020, net cash flows from financing activities was $1,950 received from proceeds from issuance of common stock compared to $11,250 for the nine-month period ended May 31, 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2020.

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

UNEX HOLDINGS INC.
Dated: June 12, 2020	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

14 | Page