Form 10-K
period 2020-08-31
UNEX HOLDINGS INC.
filed 2020-09-16
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended AUGUST 31, 2020

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

Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X]   No [ ]

As of September 16, 2020, the registrant had 2,970,000 shares of common stock issued and outstanding. No aggregate market value of stock held by non-affiliates has been computed based upon the fact that no active trading market has been established as of September 16, 2020.

2 | Page

Table of Contents

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of August 31, 2020, the 2,970,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

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

5 | Page

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

Year ended August 31, 2020 compared to year ended  August 31, 2019

Operating Expenses

During year ended August 31, 2020, we incurred $14,364 general and administrative expenses compared to $15,703 during year ended  August 31, 2019. The expenses decreased due to reduction in professional and banking fees for the year ended August 31, 2020 General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs. During year ended August 31, 2020, expenses are consisted of accounting fees of $10,750, legal fees of $949, transfer agent fees of $1,317, bank charges of $100, depreciation of $317 and other miscellaneous expenses of $931.

Net Loss

Our net loss for the year ended August 31, 2020 was $14,364 compared to net loss of $15,703 during year ended August 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2020

As of August 31, 2020 our total assets were $6,019 compared to $18,200 in total assets on August 31, 2019. As of August 31, 2020 our total current liabilities were $11,400 compared to $9,217 in total liabilities on August 31, 2019.

Stockholders’ deficit was $5,381as of August 31, 2020 compared to Stockholders’ equity of $8,983 as of August 31, 2019.

Cash Flows from Operating Activities

For the year ended August 31, 2020, cash flows used by operating activities was $12,014 consisting of a net loss of $14,364, subscription receivable of $1,800, accounts payable of $233 and amortization of $317. Net cash flows provided by operating activities was $17,213 for year ended August 31, 2019 consisting of a net loss of $15,703, subscription receivable of $1,800 and amortization of $290.

Cash flows from Investing Activities

For the year ended August 31, 2019, cash flow used in investing activities was $950 compared to $0 for the year ended August 31, 2020. During the year ended August 31, 2019, the Company purchased computer equipment to make operations more efficient.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity instruments. For the year ended August 31, 2020 net cash provided by financing activities was $1,950 received from proceeds from issuance of Common stock compared to $21,000 for the year August 31, 2019.

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

6 | Page

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

GOING CONCERN

The independent auditors' report accompanying our August 31, 2020 and August 31, 2019 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

7 | Page

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Unex Holdings, Inc., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unex Holdings, Inc (the “Company”) as of August 31, 2020 and 2019, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended August 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

 Going ConcernThe accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue and further losses are anticipated. The Company requires additional funds to meet its obligations and its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Basis for OpinionThese financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

____________________

PLS CPA, A Professional Corp.

We have served as the Company’s auditor since 2018.

September 16, 2020

San Diego, CA. 92111

F1

8 | Page

UNEX HOLDINGS INC. BALANCE SHEETS
	AUGUST 31, 2020	AUGUST 31, 2019

ASSETS
Current Assets
Cash	$ 5,676	$ 15,740
Subscription receivable	-	1,800
Total current assets	5,676	17,540

Non-Current assets
Equipment net of depreciation	343	660
Total non-current assets	343	660

Total Assets	$ 6,019	$ 18,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from related parties	$ 9,217	$ 9,217
Stock refund payable	1,950	-
Accounts payable	233	-
Total current liabilities	11,400	9,217
Total Liabilities	11,400	9,217

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized:
2,970,000 shares issued and outstanding	2,970	2,970
Additional Paid-In-Capital	22,730	22,730
Accumulated Deficit	(31,081)	(16,717)
Total Stockholders’ Equity	(5,381)	8,983

Total Liabilities and Stockholders’ Equity	$ 6,019	$ 18,200

The accompanying notes are an integral part of these audited financial statements.

9 | Page

UNEX HOLDINGS INC. STATEMENTS OF OPERATIONS
	Year ended August 31, 2020	Year ended August 31, 2019
Operating expenses
General and administrative expenses	$ 14,364	$ 15,703
Loss before provision for income taxes	(14,364)	(15,703)
Provision for income taxes	-	-
Net loss	$ (14,364)	$ (15,703)
Loss per common share: Basic and Diluted	$ (0.00)	(0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,993,429	2,439,095

The accompanying notes are an integral part of these audited financial statements.

10 | Page

UNEX HOLDINGS INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE YEARS ENDED AUGUST 31, 2019 AND TO AUGUST 31, 2020
	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total
Balances as of August 31, 2018	2,270,000	$ 2,270	$ 2,430	$ (1,014)	$ 3,686
Shares issued at $0.03	700,000	700	20,300	-	20,300
Net loss	-	-	-	(15,703)	(15,703)
Balances as of August 31, 2019	2,970,000	2,970	22,730	(16,717)	8,983
Shares issued at $0.03	65,000	65	1,885	-	1,950
Shares canceled	(65,000)	(65)	(1,885)	-	(1,950)
Net loss	-	-	-	(14,364)	(14,364)
Balance as of August 31, 2020	2,970,000	$ 2,970	$ 22,730	$ (31,081)	$ (5,381)

The accompanying notes are an integral part of these audited financial statements.

11 | Page

UNEX HOLDINGS INC. STATEMENTS OF CASH FLOWS
	Year ended August 31, 2020	Year ended August 31, 2019
Cash flows from Operating Activities
Net loss	$ (14,364)	$ (15,703)
Amortization expenses	317	290
Subscription Receivable	1,800	(1,800)
Accounts payable	233	-
Net cash used in operating activities	(12,014)	(17,213)

Cash flow from Investing Activities
Purchase of equipment	-	(950)
Net cash used by investing activities	-	(950)

Cash flow from financing Activities
Proceeds from sale of common stock	1,950	21,000
Proceeds of loan from shareholder	-	-
Net cash provided financing activities	1,950	21,000

Net increase (decrease) in cash and equivalents	(10,064)	2,837
Cash at beginning of the period	15,740	12,903
Cash at end of the period	$ 5,676	$ 15,740
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing information:
Repurchase of common stock for refund payable	$ 1,950	$ -

The accompanying notes are an integral part of these audited financial statements.

12 | Page

UNEX HOLDINGS INC. NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED AUGUST 31, 2020 AND 2019

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted the August 31 fiscal year- end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2020, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to August 31, 2020 of $31,081. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

13 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expenses during the period ended August 31, 2020.

Stock-Based Compensation

As of AUGUST 31, 2020, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment Depreciation Policy

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations, or cash flows.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at a historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

14 | Page

NOTE 4 – FIXED ASSETS

On September 24, 2018, the company purchased a computer for $950. For the years ended August 31, 2020 and 2019, the Company recognized $317 and $290 in depreciation expense, respectively. The Company depreciates this asset over a period of thirty-nine (36) months which has been deemed its useful life.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended August 31, 2020, the Company issued 65,000 common stock at $0.03 per share for the total proceeds of $1,950. For the year ended August 31, 2020, the Company canceled 65,000 of its common stock and accrued a stock refund payable of $1,950.

As of August 31, 2020 and 2019, the Company had 2,970,000 and 2,970,000 shares issued and outstanding, respectively.

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

Since February 17, 2017 (Inception) through August 31, 2020, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

NOTE 7. INCOME TAXES

On August 31, 2020, the Company had a net operating loss carryforward of $31,081, which begins to expire in the fiscal year ending August 31, 2020. Components of net deferred tax asset, including a valuation allowance, are as follows on August 31, 2020 and August 31, 2019:

Deferred tax asset:	AUGUST 31, 2020	AUGUST 31, 2019
Net operating loss carryforward	$ 6,527	$3,510
Total deferred tax asset	6,527	3,510
Less: Valuation allowance	(6,527)	(3,510)
Net deferred tax asset	$ -	$-

The valuation allowance for deferred tax assets as of August 31, 2020 was $6,527. In assessing the recovery of the deferred tax asset, management considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The realization of the deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not that our deferred tax asset will not be realized and recorded a 100% valuation allowance for the period.

Reconciliation between statutory rate and the effective tax rate for the periods ending August 31, 2020 and 2019:

	AUGUST 31, 2020	AUGUST 31, 2019
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	21.0%	21.0%
Effective tax rate	0.0%	0.0%

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of August 31, 2020 through the date these financial statements were issued and determined that there were the following subsequent events.

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based on our management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified a lack of segregation of duties, a lack of audit committee or independent governance/oversight, and timely communication with vendors to obtain invoices and record expenses and liabilities as material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended August 31, 2020.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Veniamin Minkov Ul. Sveti Kliment Ohridski 27, Apt. 8 Burgas, Bulgaria 8000	31	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

16 | Page

Our Director Veniamin Minkov:

Held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

Veniamin Minkov has acted as our President, Treasurer, Secretary and Director since our incorporation on February 17, 2017. Mr. Minkov graduated from Burgas Free University (Burgas, Bulgaria) in 2013 with a bachelor’s degree in marketing. Since graduation, he has been working as a sole proprietor in the beverage distribution business. Mr. Minkov has never been in default with the bank or government and does not have any pending litigations or claims.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended AUGUST 31, 2019  and AUGUST 31, 2020:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Veniamin Minkov, President, Secretary and Treasurer	September 1, 2018 to August 31, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	September 1, 2019 to August 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2020, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

17 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2020 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Veniamin Minkov Ul. Sveti Kliment Ohridski 27, Apt. 8 Burgas, Bulgaria 8000	2,000,000 shares of common stock (direct)	67.34%

The percent of class is based on 2,970,000 shares of common stock issued and outstanding as of August 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company issued a total of 2,000,000 shares of restricted common stock to Veniamin Minkov, our sole officer and director in consideration of $2,000.  Since February 17, 2017 (Inception) through August 31, 2020, the Company’s sole officer and director loaned the Company $9,217 to pay for incorporation costs and operating expenses.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS”) for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2020 and August 31, 2019 and fees billed for other services rendered by PLS during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2020	August 31, 2019
Audit fees (1)	$10,000	$11,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$11,500

Notes:

(1)

Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended August 31, 2020 and August 31, 2019, respectively.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to the individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

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

18 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.
Dated: September 16, 2020	By: /s/ Veniamin Minkov
Veniamin Minkov, President and Chief Executive Officer and Chief Financial Officer

19 | Page