Form 10-Q
period 2021-02-28
UNEX HOLDINGS INC.
filed 2021-04-19
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to_______________________________

COMMISSION FILE NO. 333-228161

UNEX HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-1353613	8713
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Unex Holdings Inc.

No. 2A, Jalan PJU 3/48

Sunway Damansara

47810 Selangor, Malaysia

Tel. +603 7733 5727

(Address and telephone number of registrant’s executive office)

Copies to:

Lawrence Venick, Esq.
Loeb & Loeb LLP
2206-19 Jardine House
1 Connaught Place, Central
Hong Kong SAR
Tel: +852.3923.1111
Fax: +852.3923.1100

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

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [  ] NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 19, 2021
Common Stock, $0.001 par value per share	2,970,000

UNEX HOLDING INC.

BALANCE SHEETS

	February 28, 2021	August 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$5,676
Total Current Assets	-	5,676

Non- Current assets
Equipment net of depreciation	-	343
Total non-current assets	-	343

Total Assets	$-	$6,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties	$-	$9,217
Stock refund payable	-	1,950
Accounts payable	6	233
Total current liabilities	6	11,400
Total Liabilities	6	11,400

Stockholders’ Equity
Commom stock,$0.001 parvalue, 75,000,000 share authorized;
2,970,000 share issued and outstanding	2,970	2,970
Additional Paid-In-Capital	36,022	22,730
Accumulated Deficit	(38,998)	(31,081)
Total Stockholders’ Equity ( Deficit)	(6)	(5,381)

Total Liabilities and stockholders’ Equity	$-	$6,019

The accompanying notes are an integral part of these unaudited financial statements

2 | Page

UNEX HOLDING INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Operating expenses
General and administrative expenses	$2,144	$4,568	$7,917	$9,668
Profit / (Loss) before provision for the income taxes	(2,144)	(4,568)	(7,917)	(9,668)
Provision for income taxes	-	-	-	-
Net profit / (Loss)	$(2,144)	$(4,568)	$(7,917)	$(9,668)
Loss per common share :		-		-
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of common Share
Outstanding :
Basic and Diluted	2,970,000	3,005,330	2,970,000	3,017,115

The accompanying notes are an integral part of these unaudited financial statements

3 | Page

UNEX HOLDING INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’S EQUITY

FOR THE SIX MONTHS PERIODS ENDED FEBRUARY 28 ,2021 AND FEBRUARY 29, 2020

(Unaudited)

	Number of Common Shares	Amount	Additional Paid-in-Capital	Deficit accumulated	Total

Balance as of August 31, 2019	2,970,000	$2,970	$22,730	$(16,717)	$8,983
Shares issued at $0.03	65,000	65	1,885	-	1,950
Net loss	-	-	-	(5,100)	(5,100)
Balance as of November 30, 2019	3,035,000	3,035	24,615	(21,817)	5,833

Common Shares cancelled	(65,000)	(65)	(1,885)	-	(1,950)
Net loss	-		-	(4,568)	(4,568)
Balance as of February 29 2020	2,970,000	2,970	22,730	(26,385)	(6,518)

Balance as of August 31, 2020	2,970,000	2,970	22,730	(31,081)	(5,381)
Net loss	-	-	-	(5,773)
Balance as of November 30, 2020	2,970,000	2,970	22,730	(36,854)	(11,154)
Forgiveness of loan from related party and stock refund payable	-	-	13,292	-	13,292
Net loss				(2,144)	(2,144)
Balance as of Febraury 28, 2021	2,970,000	$2,970	$36,022	$(38,998)	$(6)

The accompanying notes are an integral part of these unaudited financial statements

4 | Page

UNEX HOLDING INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	February 28 2021	February 29 2020

Cash flows from Operating Activities
Net Profit / (Loss)	$(7,917)	$(9,668)
Amortization expenses	158	158
Subscription Receivable	-	1,800
Increase (decrease) in Account payable	(227)	780
Write-off of cash balance	(40)	-
Net cash used in operating activities	(8,026)	(6,930)

Cash flow from investing activities:	-	-

Cash flow from financing Activities
Proceed from sale of common stock	-	1,950
Loans from Shareholders	2,350
Net cash provided financing activities	2,350	1,950

Net increase (decrease) in cash and equivalents	(5,676)	(4,980)
Cash at beginning of the period	5,676	15,740
Cash at end of the period	$-	$10,760

Supplemental cash flow information ：
Cash paid for :
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing information :
Repurchase of common stock for refund payable	$-	$1,950
Increase additional paid in capital due to loan forgiveness and written off fixed assets and cash	13,292
	$13,292	$1,950

The accompanying notes are an integral part of these unaudited financial statements

5 | Page

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted the August 31 fiscal year-end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2021, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 17, 2017) to February 28, 2021 of $38,998. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third-party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements (February 28, 2021 (unaudited)) and basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended August 31, 2020, and notes thereto contained in the Company’s Form 10-K.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

6 | Page

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company did not incur advertising expenses during the period ended February 28, 2021.

Stock-Based Compensation

As of February 28, 2021, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

Fair Value Measurements

The company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair value measurements.

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

7 | Page

Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of February 28, 2021, through the date these financial statements were issued and did not have any material recognizable subsequent events after February 28, 2021.

NOTE 4 – FIXED ASSETS

On September 24, 2018, the company purchased a computer for $950. The Company depreciates this asset over a period of thirty-six (36) months which has been deemed its useful life. For the six months periods ended February 28, 2021, and for the year ended August 31, 2020, the Company recognized $79 and $317 in depreciation expense respectively. For the six months ended February 28, 2021, the Company wrote off the computer based on the terms of the Agreement (defined hereunder) disclosed in Note 7 wherein Veniamin Minkov warranted that on the Effective Date (defined hereunder) the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

NOTE 5 – STOCKHOLDERS EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended August 31, 2020, the Company cancelled 65,000 of its common stock and accrued a stock refund payable of $1,950.  For the six months period ended February 28, 2021, the Company wrote-off stock refund payable of $1,950 based on the terms of the Agreement (defined hereunder) disclosed in Note 7 wherein Veniamin Minkov warranted that on the Effective Date (defined hereunder) the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

As of February 28, 2021, and August 31, 2020, the Company had 2,970,000 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary and have not been formalized by a promissory note.

From February 17, 2017 (Inception) through February 28, 2021, Veniamin Minkov, the Company’s former sole officer and director (prior to the change of control disclosed in Note 7), extended loan to the Company amounting to $11,567 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand, and unsecured.

Veniamin Minkov, confirmed to the Board of Directors (“Board”) of the Company to forgive the loan extended by him to the Company amounting to $11,567. The Company wrote off cash balance of $40 and carrying amount of a fixed asset of $185 against a loan from related party of $11,567. The balance of the loan from related party and stock refund payable of $1,950 amounting to $13,292 were written off against additional paid- in capital.

In addition, based on the terms of the Agreement (defined hereunder) disclosed in Note 7 wherein Veniamin Minkov warranted that on the Effective Date (defined hereunder) the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

NOTE 7 – CHANGE OF CONTROL

Pursuant to the terms of the Securities Purchase Agreement dated February 26, 2021, by and among Veniamin Minkov, the former sole officer, director, and majority stockholder of the Company and Low Wai Koon (the “Agreement”), effective February 26, 2021 (the “Effective Time”), Veniamin Minkov, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s common stock representing 67.34% of the Company’s issued and outstanding common stock (“Unex Shares”), sold the Unex Shares to Low Wai Koon for an aggregate consideration of $340,000, or approximately $0.17 per share. In addition, certain stockholders purchased 966,000 shares of the Company’s common stock in a series of private transactions for $0.05176 a share from non-affiliates of the Company (the “Non-Affiliate Shares”). Upon completion of the purchase of the Unex Shares, Low Wai Koon owned 2,000,000 shares, or approximately 67.34% of the issued and outstanding common stock of the Company, which resulted in a change of control of the Company. Upon completion of the Non-Affiliate Shares, certain stockholders owned 966,000 shares or approximately 32.53% of the issued and outstanding common stock of the Company.

In connection with the Agreement, on February 26, 2021, Veniamin Minkov resigned as the President, Treasurer, and Secretary of the Company and Chairman of the Board of the “Company. Mr. Minkov’s resignation as President, Treasurer, and Secretary of the Company and Chairman of the Board is effective immediately. Mr. Minkov’s resignation as a director will become effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission. Prior to Mr. Minkov’s resignation, he appointed Low Wai Koon as the Company’s director and Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, of the Company.

In accordance with the terms of the Agreement, Veniamin Minkov warranted that on the Effective Date the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

8 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL INFORMATION

Unex Holdings Inc. was incorporated in the State of Nevada on February 17, 2017, and established the fiscal year-end of August 31. We have no revenues, have minimal assets, and have incurred losses since inception. We were formed to provide geodesy services, and we are still in the development stage. Our business office is located at No. 2A, Jalan PJU 3/48, Sunway Damansara, 47810 Selangor, Malaysia. Our telephone number is +603 7733 5727.

RESULTS OF OPERATIONS

Our financial statements have been prepared, assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

As of February 28, 2021, our total assets were zero compared to $6,019 as of August 31, 2020. As of February 28, 2021, our total liabilities were $6 compared to $11,400 as of August 31, 2020.

Stockholders’ deficit was $6 as of February 28, 2021, compared to $5,381 as of August 31, 2020.

Three months ended February 28, 2021, compared to three months ended February 29, 2020.

The Company did not generate any revenue for the three months ended February 28, 2021 and three months ended February 29, 2020.

The Company registered net loss of $2,144 during the three months ended February 28, 2021, 44 compared to $4,568 during the three-months ended February 29, 2020.

Six months ended February 28, 2021, compared to six months ended February 29, 2020.

The Company did not generate any revenue during the six months ended February 28, 2021 and the six months ended February 29, 2020.

The Company registered net loss of $7,917 for the six months ended February 28, 2021, compared to $9,688 during the three months ended February 29, 2020.

9 | Page

Cash Flows used by Operating Activities

For the six months period ended February 28, 2021, net cash flows used in operating activities were $8,026. Net cash flows used in operating activities were $6,930 for the six months period ended February 29, 2020.

Cash Flows from Financing Activities

For the six months ended February 28, 2021, net cash flows from financing activities were $2,350, which was financed by a loan from related party. For the six months ended February 29, 2020 net cash flows from financing activities were $1,950 financed by the proceeds from the issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

10 | Page

GOING CONCERN

The independent registered public accounting firm auditors’ report accompanying our August 31, 2020, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period covered by this report that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

11 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended February 28, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021

31.1 Certification of Chief Executive Officer, and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

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

12 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.

Dated: April 19, 2021	By:	/s/ Low Wai Koon
Low Wai Koon, President, and Chief Executive Officer, and Chief Financial Officer

13 | Page