Form 10-Q
period 2021-05-31
UNEX HOLDINGS INC.
filed 2021-07-20
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

31-A2, Jalan K5/23A

6 ½ Miles off Jalan Kepong

52000 Kuala Lumpur, Malaysia

Tel. +6011 3311 8918

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

Non-accelerated filer [X]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 19, 2021
Common Stock, $0.001	2,970,000

UNEX HOLDINGS INC.

2 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED BALANCE SHEETS

(In U.S.Dollars, except share data or otherwise stated)

AS OF MAY 31, 2021 AND AUGUST 31,2020

	MAY 31, 2021	AUGUST 31, 2020

ASSETS
Current Assets
Cash	$-	$5,676
Total current assets	-	5,676

Non-Current assets
Equipment net of depreciation	-	343
Total non-current assets	-	343

Total Assets	$-	$6,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities

Loan from related parties	$-	$9,217
Stock Refund Payable	-	1,950
Accrued Expenses	3,530	-
Amount due to a related party	25,610	233
Total current liabilities	29,140	11,400
Total Liabilities	$29,140	$11,400

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,970,000 shares issued and outstanding at May 31, 2021 and August 31,2020 respectively	2,970	2,970
Additional Paid-In-Capital	36,022	22,730
Accumulated Deficit	(68,132)	(31,081)
Total Stockholders’ Equity (Deficit)	(29,140)	(5,381)

Total Liabilities and Stockholders’ Equity	$-	$6,019

The accompanying notes are an integral part of these unaudited condensed financial statements.

3 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED STATEMENTS OF LOSS

(In U.S. Dollars, except share or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

	Three months ended May 31, 2021	Three months ended May 31, 2020	Nine months ended May 31, 2021	Nine months ended May 31, 2020
Operating expenses
General and administrative expenses	$29,134	$2,090	$37,051	$11,758
Loss before income tax expenses	(29,134)	(2,090)	(37,051)	(11,758)
Income tax expenses	-	-	-	-
Net loss	$(29,134)	$(2,090)	$(37,051)	$(11,758)
Loss per common share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,970,000	2,970,000	2,970,000	3,001,296

The accompanying notes are an integral part of these unaudited condensed financial statements.

4 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2021 AND 2020

	Number of Common Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total
Balance as of August 31, 2019	2,970,000	2,970	22,730	(16,717)	8,983
Shares issued at $0.03	65,000	65	1,885	-	1,950
Net loss	-	-	-	(5,100)	(5,100)
Balance as of November 30, 2019	3,035,000	3,035	24,615	(21,817)	5,833
Common Shares canceled	(65,000)	(65)	(1,885)	-	(1,950)
Net loss	-		-	(4,568)	(4,568)
Balance as of February 29, 2020	2,970,000	$2,970	$22,730	$(26,385)	$(685)
Net loss	-	-		(2,090)	(2,090)
Balance as of May 31, 2020	2,970,000	$2,970	$22,730	$(28,475)	$(2,775)

Balances as of August 31, 2020	2,970,000	$2,970	$22,730	(31,080)	(5,381)
Net loss		-	-	(5,773)	(5,773)
Balance as of November 30, 2020	2,970,000	2,970	22,730	(36,854)	(11,154)
Forgiveness of loan from related party and stock refund payable	-	-	13,292	-	13,292
Net loss	-	-	-	(2,144)	(2,144)
Balance as of February 28, 2021	2,970,000	2,970	36,022	$(38,998)	(6)
Net loss	-	-	-	(29,134)	(29,134)
Balance as of May 31, 2021	2,970,000	2,970	36,022	(68,132)	(29,140)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In U.S.Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED MAY 31, 2021 AND 2020

	Nine months ended May 31, 2021	Nine months ended May 31, 2020
Cash flows from Operating Activities
Net loss	$(37,051)	$(9,668)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expenses	158	158
Loan from former shareholder	2,350
Changes in operating assets and liabilities:
Subscription Receivable	-	1,800
Increase in amount due to a related party	25,377	780
Increase in accrued expenses	3,530	-
Write off of cash Balance	(40)	-
Net cash used in operating activities	(5,676)	(6,930)

Cash flow from Financing Activities
Proceeds from sale of common stock	-	1,950
Net cash provided financing activities	-	1,950

Net increase (decrease) in cash and equivalents	(5,676)	(4,980)
Cash at beginning of the period	5,676	15,740
Cash at end of the period	$-	$10,760

Supplemental cash flow information:
Cash paid for:
Interest	-	-
Taxes	-	-

Supplemental disclosure of non-cash investing and financing information:
Repurchase of common stock for refund payable	-	1,950
Increase additional paid in capital due to loan forgiveness and write off of fixed assets	13,292	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

6 | Page

UNEX HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUEST 31, 2020 AND MAY 31, 20

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2021, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company incurred net loss of $29,134 and $2,090 for three months ended May 31, 2021 and 2020, respectively, and $37,051 $11,758 for the nine months ended May 31, 2021 and 2020, respectively. As of May 31, 2021 and August 31, 2020, the company had net current liability of $29,140 and $5,381, respectively, and a deficit on total equity of $29,140 and $5,381, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited condensed results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended August 31, 2020 and notes thereto contained in the Company’s Form 10-K.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

7 | Page

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

Recently issued Accounting Pronouncements

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

8 | Page

NOTE 4 – EQUIPMENT

On September 24, 2018, the company purchased computer for $950. The Company depreciates this asset over a period of thirty-three (36) months which has been deemed its useful life.

On February 28, 2021, the Company wrote off the computer based on the terms of the Agreement (defined hereunder) disclosed in Note 7 wherein Veniamin Minkov warranted that on the Effective Date (defined hereunder) the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

NOTE 5 – COMMON STOCK

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

As of May 31, 2021, and August 31, 2020, the Company had 2,970,000 shares issued and outstanding.

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

Since February 17, 2017 (Inception) through February 28, 2021, the Company’s sole officer and director loaned the Company $11,567 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

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

As of May 31, 2021, amount due to a related party amounting $25,610 is an advance from a company related to the Company’s sole officer and director, Dr Low Wai Koon to pay for operating expenses. The amount is non-interest bearing, due upon demand and unsecured.

9 | Page

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

NOTE 8 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date of May 31, 2021 through the date these financial statements were issued, and did not have any material recognizable subsequent events after May 31, 2021

10 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GENERAL INFORMATION

Unex Holdings Inc. was incorporated in the State of Nevada on February 17, 2017 and established the fiscal year end of August 31. We have no revenues, have minimal assets and have incurred losses since inception. We were formed to provide geodesy services, and we are still in the development stage. Our business office is located at 31-A2, Jalan K5/23A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. Our telephone number is +6011 3311 8918

RESULTS OF OPERATIONS

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

As of May 31, 2021, our total assets were zero compared to $6,019 as of August 31, 2020. As of May 31 2021, our total liabilities were $29,140 compared to $11,400 as of August 31, 2020.

Stockholders’ deficit was $29,140 as of May 31, 2021, compared to $5,381 as of August 31, 2020.

Three months ended May 31, 2021 compared to three months May 31, 2020.

The Company did not generate revenue for the three months ended May 31, 2021.

The Company registered net loss of $29,134 for the three months ended May 31, 2021 compared to $2,090 for the three months ended May 31, 2020.

11 | Page

Nine months ended May 31, 2021 compared to nine months May 31, 2020.

The Company did not generate any revenue during the nine months ended May 31, 2021 and May 31, 2020.

During the nine months ended May 31, 2021, we incurred total expenses of $37,051 which mainly were professional fees and secretaries fees. While for nine months ended May 31, 2020, total expenses were reported of $11,758.

The Company registered net loss of $37,051 for the nine months ended May 31, 2021, compared to $11,758 for the nine months ended May 31, 2020.

Cash Flows used by Operating Activities

For the nine months ended May 31, 2021 and May 31, 2020, net cash flows used in operating activities were $8,026 and $6,930 respectively.

Cash Flows used by Investing Activities

There were no investing activities during nine months ended May 31, 2021 and nine months ended May 31, 2020.

Cash Flows from Financing Activities

For the nine months ended May 31, 2021, net cash flows from financing activities were $2,350, which was financed by loan from shareholder. For the nine months ended May 31, 2020, net cash flows from financing activities were $1,950 financed by proceeds from issuance of common stock.

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

12 | Page

GOING CONCERN

The Company’s financial statements as of May 31, 2021, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company incurred net loss of $29,134 and $2,090 for three months ended May 31, 2021 and 2020, respectively, and $37,051 $11,758 for the nine months ended May 31, 2021 and 2020, respectively. As of May 31, 2021 and August 31, 2020, the company had net current liability of $29,140 and $5,381, respectively, and a deficit on total equity of $29,140 and $5,381, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*

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

*Previously filed

14 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.

Dated: July 20, 2021	By:	/s/ Low Wai Koon
Low Wai Koon, President and Chief Executive Officer and Chief Financial Officer

15 | Page