Form 10-K
period 2021-08-31
UNEX HOLDINGS INC.
filed 2021-11-29
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended AUGUST 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-228161

UNEX HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	98-1353613	8713
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

Unex Holdings Inc.
31-A2, Jalan 5/32A
6 ½ Miles, Off Jalan Kepong
52000 Kuala Lumpur, Malaysia
Tel. +603 6243 3379

(Address and telephone number of registrant’s executive office)

Copies to:
Lawrence Venick, Esq.
Loeb & Loeb LLP
2206-19 Jardine House
1 Connaught Place, Central
Hong Kong SAR
Tel: +852.3923.1111
Fax: +852.3923.1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of November 29, 2021, the registrant had 2,970,000 shares of common stock issued and outstanding. No aggregate market value of stock held by non-affiliates has been computed based upon the fact that no active trading market has been established as of November 29, 2021.

2 | Page

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Unex Holdings Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Unex Holdings Inc. was incorporated in the State of Nevada on February 17, 2017 and established the fiscal year end of August 31. We have no revenues, have minimal assets and have incurred losses since inception. We were formed to provide geodesy services, and we are still in the development stage. Our business office is located at 31-A2, Jalan 5/32A, 6 ½ Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. Our telephone number is +603-6243 3379/ +6011 3311 8918.

3 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of November 18, 2021, the 2,970,000 issued and outstanding shares of common stock were held by a total of 7 shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended August 31, 2021 and 2020, which are included herein.

	Year Ended
	August 31,
	2021	2020	Changes	%
General and administrative expenses	$61,545	$14,364	$47,181	328%
Net loss	$61,545	$14,364	$47,181	328%

Revenues

We recognized no revenues for the years ended August 31, 2021 and 2020.

Gross Margin

Gross margin is calculated by subtracting cost of sales from revenue. Gross margin percentage is calculated by dividing gross margins by revenue.

We did not record any cost of goods sold for either of the years ended August 31, 2021, and 2020. As such, we did not realize any gross margin for either of the years ended August 31, 2021 and 2020.

Operating Expenses

Operating expenses totaled $61,545 for the year ended August 31, 2021, compared to $14,364 in operating expenses for the year ended August 31, 2020, or an increase of $47,181.

Our operating expenses are primarily comprised of professional fees or administrative contracted services, such as legal and accounting, and other general and administrative costs. The increase in operating expenses was due to an increase in professional services rendered in relation to our financial reporting and other matters.

Net loss

We incurred a net loss from of $61,545, or $0.02 per share, for the year ended August 31, 2021, compared to a net loss of $14,364, or $0.00 per share, for the year ended August 31, 2020. The increase in net loss was due to the increase in above operating expenses.

Liquidity and Capital Resources

Working Capital

	Year Ended
	August 31,
	2021	2020	Changes	%
Current Assets	$-	$5,676	$5,676	(100)%
Current Liabilities	$53,634	$11,400	$42,234	370%
Working Capital Deficiency	$53,634	$5,724	$47,910	837%

5 | Page

Cash Flows

	Year Ended
	August 31,
	2021	2020	Changes	%
Cash flows used in operating activities	$(53,652)	$(11,864)	$(41,788)	352%
Cash flows provided by financing activities	$47,976	$1,800	$46,176	2565%
Net changes in cash	$(5,676)	$(10,064)	$4,388	(44)%

As at August 31, 2021, our Company had no cash and assets.

As at August 31, 2021, our Company had total liabilities of $53,634, which included accrued expenses $9,500 and amount due to related party $44,134. As at August 31, 2020, our Company had total liabilities of $11,400 which included convertible stock payable of $1,950 and amount due to related party of $9,450.

As at August 31, 2021, our Company had a working capital deficiency of $53,634 compared with a working capital deficiency of $5,724 as at August 31, 2020. The increase in working capital deficit was primarily due to an increase in amount due to related party.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended August 31, 2021, net cash used in operating activities was $53,652 compared to $11,864 used during the year ended August 31, 2020. Operating activities mainly consists of professional fees (audit fees, legal fees, filing fees and transfer agent cost) and general and administrative expenses.

Cash flows used in operating activities during the year ended August 31, 2021, comprised of a net loss of $61,545 which was reduced by non-cash expenses of $343 for depreciation, $9,500 for accrued expense, and write-off of stock payable of $1,950.

Cash flows used in operating activities during the year ended August 31, 2020, comprised of a net loss of $14,364, which was reduced by non-cash expenses of $317 for depreciation , $1,950 for stock payable, and $233 for account payable.

The increase in cash used in operating activities during the year ended August 31, 2021 was mainly due to increase in operating expenses.

Cash Flow from Investing Activities

During the years ended August 31, 2021 and 2020, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the year ended August 31, 2021, our Company received $47,976 via advances from related party.

During the year ended August 31, 2020, our Company received $1,800 from stock subscriptions.

6 | Page

Going Concern

The Company’s financial statements as of August 31, 2021, are prepared using generally accepted accounting principles in the United States of America applicable as a going concern, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue operating as a going concern. The Company has accumulated loss from inception (February 17, 2017) to August 31, 2021 of $92,626. These factors raised substantial doubt about the ability of the Company to continue operating as a going concern for a reasonable period of time.

In order to continue operating as a going concern, the Company is committed to work on procuring financial resources and develop business plans. The Management plans to procure financial resources from the Management and major shareholders to fund operating expenses as well as seeking third party equity and/or debt financing to implement its business plans. However, the Management is not able to provide any assurances that the Company will successfully executing the plans in the near term. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through further issuances of securities/ debt securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and equity/ debt financing, the anticipated cash flow are expected to be adequate to finance our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plans, the Management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our Company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNEX HOLDINGS INC.

FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020

7 | Page

UNEX HOLDINGS INC.

FOR THE FISCAL YEARS ENDED AUGUST 31, 2021 AND AUGUST 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UNEX HOLDINGS INC.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Unex Holdings Inc. (“the Company”) as of August 31, 2021 and August 31, 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial positions of the Company as of August 31, 2021 and August 31, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating expenses and allow it to continue as a going concern. The Company has accumulated loss since inception which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties, which are described in Note 6 to the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite conditions of competitive, free market dealings may not exist.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2021.

Singapore

November 29, 2021

UNEX HOLDING INC.

BALANCE SHEETS

	August 31, 2021	August 31, 2020

ASSETS
Current Assets
Cash	$-	$5,676
Total Current Assets	-	5,676

Non-Current assets
Equipment, Net	-	343
Total Non-Current Assets	-	343

Total Assets	$-	$6,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Stock payable	-	1,950
Accrued expenses	9,500	-
Amount due to related parties	44,134	9,450
Total Current Liabilities	53,634	11,400

Total Liabilities	$53,634	$11,400

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,970,000 shares issued and outstanding	2,970	2,970
Additional Paid-In-Capital	36,022	22,730
Accumulated Deficit	(92,626)	(31,081)
Total Stockholders’ Deficit	(53,634)	(5,381)

Total Liabilities and Stockholders’ Equity	$-	$6,019

The accompanying notes are an integral part of these audited financial statements

UNEX HOLDING INC.

Statements of Operations

	Year Ended August 31,
	2021	2020

Sales	$-	$-
Cost of goods sold	-	-
Gross margin	-	-
Operating expenses
General and administrative expenses	61,545	14,364

Total operating expenses	61,545	14,364

Loss from continuing operations before income taxes	(61,545)	(14,364)
Provision for income taxes	-	-
Net loss	(61,545)	(14,364)

Basic and diluted loss per common share	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	2,970,000	3,001,962

The accompanying footnotes are an integral part of these financial statements.

UNEX HOLDING INC.

STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional			Total
	Number of Shares	Amount	Paid in Capital	Subscription Receivable	Accumulated Deficit	Stockholder’s Deficit
Balance at September 1, 2019	2,970,000	$2,970	$22,730	(1,800)	$(16,717)	$7,183
Shares issued at $0.03	65,000	65	1,885	-	-	1,950
Shares cancelled	(65,000)	(65)	(1,885)	-	-	(1,950)
Cash received from common stock subscriptions	-	-	-	1,800		1,800
Net loss	-	-	-	-	(14,364)	(14,364)
Balance at August 31, 2020	2,970,000	$2,970	$22,730	-	$(31,081)	$(5,381)
Debt forgiveness	-	-	13,292	-	-	13,292
Net loss	-	-	-	-	(61,545)	(61,545)
Balance at August 31, 2021	2,970,000	$2,970	$36,022	-	$(92,626)	$(53,634)

The accompanying footnotes are an integral part of these financial statements.

UNEX HOLDING INC.

STATEMENTS OF CASH FLOWS

	Year ended August 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(61,545)	(14,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and asset written off	343	317
Changes in operating assets and liabilities:
Accrued expense	9,500	-
Stock payable	(1,950)	1,950
Account payable	-	233
Net cash used in Operating Activities	(53,652)	(11,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from stock subscriptions	-	1,800
Advances from a related party	47,976	-
Net cash provided by Financing Activities	47,976	1,800

Net changes in cash and cash equivalents	(5,676)	(10,064)
Cash and cash equivalents, beginning of year	5,676	15,740
Cash and cash equivalents, end of year $	-	5,676

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

Non-Cash Investing and Financing Activity:
Debt forgiveness	$13,292	-

The accompanying footnotes are an integral part of these consolidated financial statements.

UNEX HOLDING INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – organization and business operations

UNEX HOLDINGS INC. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted an August 31 fiscal year end.

The Company is a development stage company and intends to provide geodesy services.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2021, are prepared using generally accepted accounting principles in the United States of America applicable as a going concern, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has yet to establish an ongoing source of revenue to finance its operating expenses and to continue operating as a going concern. The Company has accumulated loss from inception (February 17, 2017) to August 31, 2021 of $92,626. These factors raised substantial doubt about the ability of the Company to continue operating as a going concern for a reasonable period of time.

In order to continue operating as a going concern, the Company is committed to work on procuring financial resources and develop business plans. The Management plans to procure financial resources from the Management and major shareholders to fund operating expenses as well as seeking third party equity and/or debt financing to implement its business plans. However, the Management is not able to provide any assurances that the Company will successfully executing the plans in the near term. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements as of August 31, 2021 and August 31, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the twelve months ended August 31, 2021 are not necessarily indicative of the results that may be expected for any subsequent interim period or for the next entire year.

The Company has adopted an August 31 fiscal year-end.

Use of Estimates

The preparation of the audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and disclosure of contingent liabilities at the date of the financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from the estimates that may cause the Company’s future results to be affected.

Cash and Cash Equivalents

The Company considers all highly liquid short-term instruments that are purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2021.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Stock Subscriptions Receivable

Stock subscriptions are recorded as contra-equity on the day the subscription agreement is signed and accepted by the Company. All stock subscribed as of the date of these financial statements has been fully paid.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities

A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions will be highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. The Company is evaluating the impact of this amendment on its financial statements.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its financial statements.

NOTE 4 – FIXED ASSETS

On September 24, 2018, the Company purchased a computer for $950. For the years ended August 31, 2021 and 2020, the Company recognized $158 and $317 in depreciation expense, respectively. The Company depreciates this asset over a period of thirty-six (36) months which has been deemed its useful life.

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

Note 5 - Stockholders’ Equity

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

For the year ended August 31, 2020, the Company cancelled 65,000 of its common stock and accrued a stock payable of $1,950. The Company wrote-off stock payable of $1,950 based on the terms of the Agreement disclosed in Note 7 wherein Veniamin Minkov warranted that on the Effective Date the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

As of August 31, 2021 and 2020, the Company had 2,970,000 shares and 2,970,000 shares issued and outstanding, respectively.

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

Since February 17, 2017 (Inception) through February 28, 2021, the Company’s sole officer and director loaned the Company $11,567 to pay for incorporation costs and operating expenses. The loan is unsecured, non-interest bearing and repayable on demand.

Veniamin Minkov, confirmed to the Board of Directors (“Board”) of the Company to forgive the loan extended by him to the Company amounting to $11,567. The Company wrote off cash balance of $40 and carrying amount of a fixed asset of $185 against a loan from related party of $11,567. The balance of the loan from related party and stock payable of $1,950 amounting to $13,292 were written off against additional paid-in capital.

In addition, based on the terms of the Agreement disclosed in Note 7 wherein Veniamin Minkov warranted that on the Effective Date the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

During the year ended August 31, 2021, a company related to Dr Low Wai Koon, the Company’s new sole officer and director, has paid fees on behalf of the Company in view that the Company has yet to open new bank account in the United States of America after Change of Control disclosed in Note 7 due to travel restrictions imposed as a result of Covid-19 pandemic. The amount due to related parties were provided as unsecured obligations. The funds were used to pay audit and professional fees on behalf of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. As of August 31, 2021, the balance in due to related party is $44,134.

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

In connection with the Agreement, on February 26, 2021, Veniamin Minkov resigned as the President, Treasurer, and Secretary of the Company and Chairman of the Board of the “Company. Mr. Minkov’s resignation as President, Treasurer, and Secretary of the Company and Chairman of the Board was effective immediately. Mr. Minkov’s resignation as a director became effective on March 4, 2021. Prior to Mr. Minkov’s resignation, he appointed Low Wai Koon as the Company’s director and Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, of the Company.

In accordance with the terms of the Agreement, Veniamin Minkov warranted that on the Effective Date the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

NOTE 8. INCOME TAXES

The Company has no tax provision for any period presented due to our history of operating losses.

In the event an ownership change, Section 382 imposes an annual limitation on the amount of taxable income we may offset with U.S. NOLs. This annual limitation is generally equal to the product of the value of our shares on the date of the ownership change multiplied by the long-term tax-exempt rate in effect on the date of the ownership change. The long-term tax-exempt rate is published monthly by the Internal Revenue Service. Any unused Section 382 annual limitation may be carried over to later years until the applicable expiration date for the respective U.S. NOLs.

As of August 31, 2021, the Company had estimated net operating loss carryforwards of approximately $0.1 million. The ownership change (refer to Note 7), as defined under Section 382, our ability to utilize our U.S. NOLs would become substantially limited. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax losses carry forwards. Additionally, the Company has not filed tax returns; accordingly the potential realizability of this loss in future periods is indeterminable.

NOTE 9. SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2021. Based on our management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a lack of segregation of duties, a lack of audit committee or independent governance/oversight, and timely communication with vendors to obtain invoices and record expenses and liabilities as material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended August 31, 2021.

Such officer also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

8 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position
Low Wai Koon No 2, Jalan Rimba Riang 9/9, Seksyen 9, Kota Damansara 47810 Petaling Jaya, Selangor, Malaysia	51	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Our Director Low Wai Koon:

Held his offices/positions since February 26, 2021 and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

Low Wai Koon has acted as our President, Treasurer, Secretary and Director since February 26, 2021. Dr. Low, 50, is the founder of WKL Eco Earth Sdn Bhd. (“WKL”). Dr. Low has held senior management roles of WKL since 2017. Prior to joining WKL, Dr. Low had over 15 years of working experience in the mechanical engineering sector. Dr. Low obtained an Honorary Doctorate in Robotics Engineering Science and is a Honorary Fellow of the International Society of Professional Engineers, USA. Dr. Low has never been in default with the bank or government and does not have any pending litigations or claims.

Dr. Low owns 67.34% of the outstanding shares of our common stock. On February 26, 2021, Veniamin Minkov resigned as the former director, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company. Veniamin Minkov’s resignation as Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer was effective immediately. Veniamin Minkov’s resignation as a director become effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission. Prior to Veniamin Minkov’s resignation, he appointed Dr, Low as the Company’s Director and Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company. There were no disagreements between Dr. Low and the Company on any matter relating to the Company’s operations, policies or practices, which resulted in his resignation. Dr. Low’s previous experience, qualifications, attributes or skills were not considered when he was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

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

9 | Page

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended AUGUST 31, 2020 and AUGUST 31, 2021:

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Low Wai Koon, President, Secretary and Treasurer	September 1, 2019 to August 31, 2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
September 1, 2020 to August 31, 2021		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of August 31, 2021, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2021 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	Low Wai Koon No 2, Jalan Rimba Riang 9/9, Seksyen 9, Kota Damansara 47810 Petaling Jaya, Selangor, Malaysia	2,000,000 shares of common stock (direct)	67.34%

The percent of class is based on 2,970,000 shares of common stock issued and outstanding as of August 31, 2020.

10 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Since February 17, 2017 (Inception) through February 28, 2021, the Company’s former sole officer and director, Veniamin Minkov, loaned the Company $11,567 to pay for incorporation costs and operating expenses. The loan is non-interest bearing, due upon demand and unsecured.

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

In addition, pursuant to the terms of the Securities Purchase Agreement dated February 26, 2021, by and among Veniamin Minkov, the former sole officer, director, and majority stockholder of the Company and Low Wai Koon (the “Agreement”), Veniamin Minkov warranted that on the Effective Date (defined hereunder) the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

During the year ended August 31, 2021, a company related to Dr Low Wai Koon, the Company’s new sole officer and director, has paid fees on behalf of the Company in view that the Company has yet to open new bank account in the United States of America after Change of Control disclosed in Note 7 due to travel restrictions imposed as a result of Covid-19 pandemic. The amount due to related parties were provided as unsecured obligations. The funds were used to pay audit and professional fees on behalf of the Company. The obligations bear no interest, have no fixed term and are not evidenced by any written agreement. As of August 31, 2021, the balance in due to related party is $44,134.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services) for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2021 and August 31, 2020 and fees billed for other services rendered by the auditors during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2021	August 31, 2020
Audit fees (1)	$20,000	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$20,000	$10,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended August 31, 2021 and August 31, 2020, respectively.

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

11 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.

Dated: November 29, 2021	By:	/s/ Low Wai Koon
Low Wai Koon, President and Chief Executive Officer and Chief Financial Officer

12 | Page