Form 10-Q
period 2021-11-30
UNEX HOLDINGS INC.
filed 2022-01-18
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

6 ½ Miles off Jalan Kepong

52000 Kuala Lumpur, Malaysia

Tel. +603 6243 3379

(Address and telephone number of registrant’s executive office)

Copies to:

Lawrence Venick, Esq.
Loeb & Loeb LLP
2206-19 Jardine House
1 Connaught Place, Central
Hong Kong SAR
Tel: +852.3923.1111
Fax: +852.3923.1100

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 13, 2022
Common Stock, $0.001	2,970,000

UNEX HOLDINGS INC.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

UNEX HOLDINGS INC.

UNAUDITED CONDENSED BALANCE SHEETS

(In U.S.Dollars, except share data or otherwise stated)

AS OF NOVEMBER 30, 2021 AND AUGUST 31, 2021

	November 30, 2021	August 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Non- Current assets
Total Non-Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	12,000	9,500
Amount owing to Related Company	45,134	44,134
Total Current Liabilities	57,134	53,634
Total Liabilities	57,134	53,634

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 share authorized; 2,970,000 share issued and outstanding	2,970	2,970
Additional paid-in-capital	36,022	36,022
Accumulated deficit	(96,126)	(92,626)
Total Stockholders’ Equity (Deficit)	(57,134)	(53,634)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

3 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In U.S. Dollars, except share or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

	Three months ended	Three months ended
	November 30, 2021	November 30, 2020

Operating expenses
General and administrative expenses	$3,500	$5,773
(Loss) before provision for the income taxes	(3,500)	(5,773)
Provision for income taxes	-	-
Net (Loss)	$(3,500)	$(5,773)
Loss per common share:		-
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of common Share Outstanding :

Basic and Diluted	2,970,000	2,970,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

4 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE MONTHS ENDED   NOVEMBER 30, 2021 AND 2020

	Number of Common Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total

Balance as of August 31, 2020	2,970,000	$2,970	$22,730	$(31,081)	$(5,381)
Net (loss)				(5,773)	(5,773)
Balance as of November 30, 2020	2,970,000	2,970	22,730	(36,854)	(11,154)

Balance as of August 31, 2021	2,970,000	2,970	36,022	(92,626)	(53,634)
Net (loss)				(3,500)	(3,500)
Balance as of November 30, 2021	2,970,000	$2,970	$36,022	$(96,126)	$(57,134)

The accompanying notes are an integral part of these unaudited condensed financial statements.

5 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In U.S.Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

	Three months ended	Three months ended
	November 30, 2021	November 30, 2020

Cash flows from operating activities
Net Loss	$(3,500)	$(5,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	-	79
Increase in amount due to related party	3,500	(233)
Net cash used in operating activities	-	(5,927)

Cash flow from investing activities:	-	-

Cash flow from financing activities
Proceeds from sale of common stock	-	750
Net cash provided financing activities	-	750

Net decrease in cash and equivalents	-	(5,177)
Cash at beginning of the period	-	5,676
Cash at end of the period	$-	$499

Supplemental cash flow information:
Cash paid for :
Interest	$-	$-
Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing information :
Repurchase of common stock for refund payable	$-	$1,950
	$-	$1,950

The accompanying notes are an integral part of these unaudited condensed financial statements.

6 | Page

UNEX HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED NOVEMBER 30, 2021 AND 2020

NOTE 1 – ORGANIZATION AND BUSINESS

UNEX HOLDINGS INC. (the “Company” or “Unex”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted August 31 fiscal year end.

The Company was formed to provide geodesy services, and we are still in the development stage. Upon completion of the Transactions (defined in Note 7), the Company will be principally involved in the research and development, manufacturing sale and marketing of heating, ventilation and air conditioning (“HVAC”) products.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2021, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company incurred net loss of $3,500 and $5,773 for three months ended November 30, 2021 and 2020, respectively. As of November 30, 2021 and August 31, 2021, the Company recorded net current liability of $57,134 and $53,634, respectively, and stockholders’ deficit of $57,134 and $53,634, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

With the injection of a viable business into the Company (“New Business”) contemplated under the Transaction (defined in Note 7), the Management believes that the actions to be taken by the new Management to further implement the business plans for the New Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited condensed results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the financial statements of the Company for the period ended August 31, 2021 and notes thereto contained in the Company’s Form 10-K.

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

NOTE 4 – COMMON STOCK

On December 16, 2021, the Company has increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

As of November 30, 2021 and August 31, 2021, the Company had 2,970,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

As of November 30, 2021 and August 31, 2021, amount due to a related party amounting $45,134 and $44,134 respectively, which is mainly an advance from a company related to the Company’s major stockholder, officer and director, Dr. Low Wai Koon (“Dr. Low”) to pay for operating expenses. The amount is non-interest bearing, due upon demand and unsecured.

8 | Page

NOTE 6 – CHANGE OF CONTROL

Pursuant to the terms of the Securities Purchase Agreement dated February 26, 2021, by and among Veniamin Minkov, the former sole officer, director, and majority stockholder of the Company and Dr. Low (the “Unex Agreement”), effective February 26, 2021 (the “Effective Time”), Veniamin Minkov, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s common stock representing 67.34% of the Company’s issued and outstanding common stock (“Unex Shares”), sold the Unex Shares to Dr. Low for an aggregate consideration of $340,000, or approximately $0.17 per share. In addition, certain stockholders purchased 966,000 shares of the Company’s common stock in a series of private transactions for $0.05176 a share from non-affiliates of the Company (the “Non-Affiliate Shares”). Upon completion of the purchase of the Unex Shares, Dr. Low owned 2,000,000 shares, or approximately 67.34% of the issued and outstanding common stock of the Company, which resulted in a change of control of the Company. Upon completion of the Non-Affiliate Shares, certain stockholders owned 966,000 shares or approximately 32.53% of the issued and outstanding common stock of the Company. The balance 4,000 shares are held by public stockholders.

In connection with the Unex Agreement, on February 26, 2021, Veniamin Minkov resigned as the President, Treasurer, and Secretary of the Company and Chairman of the Board of the “Company. Mr. Minkov’s resignation as President, Treasurer, and Secretary of the Company and Chairman of the Board is effective immediately. Mr. Minkov’s resignation as a director will become effective ten (10) days following the filing by the Company of the Information Statement on Schedule 14f-1 with the United States Securities and Exchange Commission. Prior to Mr. Minkov’s resignation, he appointed Dr. Low as the Company’s director and Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, of the Company.

In accordance with the terms of the Agreement, Veniamin Minkov warranted that on the Effective Date the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2021 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

On December 20, 2021, the Company and Dr. Low entered into a share transfer agreement, dated December 20, 2021 (the “Evoair International Share Transfer Agreement”), pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International Limited (“EvoAir International”) to the Company for the consideration of US$100. EvoAir International, through its subsidiaries upon completion of the Transactions (defined hereunder), is engaged in the sale of heating, ventilation and air conditioning (“HVAC”) products in Asia. The closing of this transaction (the “Closing”) occurred on December 20, 2021 (the “Closing Date”).

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global Limited (“WKL Global”) for an aggregate consideration of $100. The board of directors and majority shareholders of the Company and WKL Global have approved the Share Transfer Agreement and the transactions contemplated thereunder (the “Change of Control Transaction”). Upon completion of the Transaction, WKL Global Limited owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

Subsequently, several transactions took place (together, the “Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323:

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share transfer agreement with WKL Eco Earth Holdings Pte. Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn. Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited of 24,000 shares and 6,000 shares of common stock, respectively, or approximately 0.02% and 0.01% of the enlarged issued and outstanding ordinary shares of the Company upon completion of the Transactions (“Enlarged Share Capital”), respectively. The board of directors and majority shareholders of the Company have approved the transaction.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share transfer agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn. Bhd. (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited, Allegro Investment (BVI) Limited and WKLEE Sellers of 49,320 shares, 8,280 shares and in aggregate 14,400 shares, respectively, of the common stock of the Company, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the WKL Group to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(D)	On December 20, 2021, Dr. Low entered into two deed of assignments of intellectual properties with WKL Eco Earth Holdings Pte. Ltd., in respect of Dr. Low’s patents relating to eco-friendly air-conditioner condenser (external unit) and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents relating to the portable air-conditioner e-Cond EVOTM and the trademarks as described in the deed of assignments thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global Limited, Allegro Investment (BVI) Limited and certain nominees shall be allotted and issued 63,362,756 shares, 14,297,259 shares and in aggregate 5,487,752 shares, respectively of the Company’s common stock or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Enlarged Share Capital in consideration for the IP Assignments. The board of directors and majority shareholders of the Company have approved the IP Assignments.

9 | Page

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

GENERAL INFORMATION

Unex Holdings Inc. was incorporated in the State of Nevada on February 17, 2017 and established the fiscal year end of August 31. We have no revenues, have minimal assets and have incurred losses since inception. We were formed to provide geodesy services, and we are still in the development stage. Upon completion of the Transactions (defined in Note 7), the Company will be principally involved in the sale of HVAC products. Our business office is located at 31-A2, Jalan 5/23A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. Our telephone number is +603 6243 3379.

RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the issuance of equity or debt securities.

Our total assets were zero as of November 30,2021 and August 31, 2021 respectively. The accrued expenses reported at $12,000 and $9,500 as of November 30, 2021 and August 31,2021 respectively. The accrued expenses mainly were independent auditor fees for financial year ended August 31, 2021 and financial period ended November 30, 2021.

As of November 30, 2021 and August 31,2021 amounts due to a related party amounting $45,134 and $44,134 were advances from a company related to the Company’s majority stockholder, officer and director, Dr. Low to pay for operating expenses. Those expenses were professional fee, filling fee and audit fee.

Stockholders’ deficit stood at $57,134 as of November 30, 2021, compared to $53,634 as of August 31, 2021.

Three months ended November 30, 2021 compared to three months November, 2020.

The Company did not generate revenue for the three months ended November 30, 2021 and three months ended November 30, 2020.

The Company registered net loss of $3,500 for the three months ended November 30, 2021 compared to $5,773 for the three months ended November 30, 2020.

10 | Page

Cash Flows used by Operating Activities

Net cash flows used in operating activities for the three months ended November 30, 2021 and 2020 were zero and $5,927 respectively.

Cash Flows used by Investing and Financing Activities

There were no investing and financing activities during three months ended November 30, 2021 and 2020

PLAN OF OPERATION AND FUNDING

With the injection of a the New Business contemplated under the Transaction (defined in Note 7), the New Management will implement the business plans for the HVAC business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) working capital; (ii) research and development expenditure for new invention and improvement of existing product range; and (iii) marketing expenses; business expansion. We intend to finance these expenses with existing funding, internally generated funds, issuances of equity and debt securities. Additional issuances of equity or convertible debt securities will result in dilution to our current stockholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

11 | Page

GOING CONCERN

The Company’s financial statements as of November 30, 2021, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company incurred net loss of $3,500 and $5,773 for three months ended November 30, 2021 and 2020, respectively. As of November 30, 2021 and August 31, 2021, the company recorded net current liability and deficit on total equity of 57,134 and $53,634, respectively and stockholders’ deficit of $57,134 and $53,634, respectively These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

With the injection of the New Business contemplated under the Transaction (defined in Note 7), the Management believes that the actions to be taken by the new Management to further implement the business plans for the New Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

12 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Management is not aware of any unregistered sales of equity securities and use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2021*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101. INS XBRL Instance Document
101. SCH XBRL Taxonomy Extension Schema Document
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF XBRL Taxonomy Extension Definition Document
101. LAB XBRL Taxonomy Extension Label Linkbase Document
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed

13 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.

Dated: January 18, 2022	By:	/s/ Low Wai Koon
Low Wai Koon President and Chief Executive Officer

Dated: January 18, 2022	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

14 | Page