Form 10-Q
period 2022-02-28
UNEX HOLDINGS INC.
filed 2022-04-19
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 19, 2022
Common Stock, $0.001	101,779,323

UNEX HOLDINGS INC.

2 | Page

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF FEBRUARY 28, 2022 AND AUGUST 31, 2021

	February 28, 2022	August 31, 2021
	USD	USD
ASSETS
Current assets
Cash	$508,490	$1,714,890
Account receivables	31,525	127,802
Inventories	477,703	142,519
Deposit, prepayments and other receivables	1,123,145	1,239,561
Right-of-use assets	525,381	-
Total current assets	2,666,244	3,224,772

Non-current assets
Property and equipment, net	642,371	136,598
Technology-related intangible assets, net	82,454,869	-

TOTAL ASSETS	$85,763,484	$3,361,370

Current Liabilities
Account payables and accruals	$17,694	$111,894
Other payables	655,946	33,078
Deferred revenue	-	426,777
Hire purchase creditor	34,372	33,650
Financial Liability - Convertible Bonds	-	1,007,999
Amount due to shareholders	22,204	52,481
Operating lease liability - current	49,070	-
Total current liabilities	779,286	1,665,879

Non-current Liabilities
Long-term operating lease liabilities	499,772	-
TOTAL LIABILITIES	1,279,058	1,665,879

Shareholder’s equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 101,779,323 and 2,970,000 shares issued and outstanding at February 28, 2022 and August 31, 2021	101,779	2,970
Additional paid in capital	88,804,161	2,890,471
Shares to be issued	-	861,883
Other Accumulated comprehensive income	191,547	5,696
Accumulated deficit	(4,613,553)	(2,233,496)
Non-controlling interest	492	167,967
Total shareholder’s equity	84,484,426	1,695,491

TOTAL LIABILITIES AND EQUITY	$85,763,484	$3,361,370

The accompanying footnotes are an integral part of these consolidated financial statements.

3 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

	Three months ended		Six months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
	USD	USD	USD	USD
Revenue	$302,884	27,568	$1,111,763	221,231
Cost of revenue	194,585	67,730	901,999	117,226
Gross profit	108,299	(40,162)	209,764	104,005

Operating expenses:
Selling and marketing expenses	12,333	-	24,402	-
General and administrative expenses	1,290,746	558,986	1,788,734	739,376
Total operating expenses	1,303,079	558,986	1,813,136	739,376

Loss from operation	(1,194,780)	(599,148)	(1,603,372)	(635,371)

Other income/(expense)
Interest expense, net	(1,005,645)	-	(1,005,645)	-
Other income, net	12,027	622	37,287	1,453
Total other income/(expense)	(993,618)	622	(968,358)	1,453

Loss from operation before income taxes	(2,188,398)	(598,526)	(2,571,730)	(633,918)

Income tax expenses	-	-	-	-

Net loss	$(2,188,398)	(598,526)	$(2,571,730)	(633,918)

Less: Net loss attributable to non-controlling interests	83,549	-	191,673	-

Net loss attributable to equity holders of the Company	(2,104,849)	(598,526)	(2,380,057)	(633,918)

Other comprehensive income/ (loss):
Foreign currency translation adjustment	11,651	1,435	199,254	(63,405)
Total comprehensive loss	(2,093,198)	(597,091)	(2,180,803)	(697,323)

Less: net comprehensive loss attributable to non-controlling interests	(5,185)	-	(24,198)	-

Net comprehensive loss attributable to equity holders of the Company	(2,098,383)	(597,091)	(2,205,001)	(697,323)

Net loss attributable to equity holders of the Company per common share:
Basic and Diluted	(0.05)	(0.20)	(0.11)	(0.21)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	41,437,329	2,970,000	21,884,875	2,970,000

The accompanying footnotes are an integral part of these consolidated financial statements.

4 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022

	Common Stock		Additional paid in	Accumulated Other Comprehensive	Accumulated	Shares to be	Non-controlling
	Shares	Amount	capital	Income	Deficit	issued	interests	Total
Balance at August 31, 2021	2,970,000	$2,970	$2,890,471	$5,696	$(2,233,496)	$861,883	$167,967	$1,695,491
Foreign currency translation adjustment	-	-	-	168,590	-	-	19,013	187,603
Net loss	-	-	-	-	(275,208)	-	(108,124)	(383,332)
Balance at November 30, 2021	2,970,000	2,970	2,890,471	174,286	(2,508,704)	861,883	78,856	1,499,762
Foreign currency translation adjustment	-	-	-	6,466	-	-	5,185	11,651
Beneficial conversion feature on financial liability -convertible bonds	-	-	1,005,645	-	-	-	-	1,005,645
Issuance of common stock for Convertible Bonds	1,506,671	1,507	995,697	10,795	-	-	-	1,007,999
Issuance of common stock for technology-related intangible assets	83,147,767	83,148	83,064,619	-	-	-	-	83,147,767
Issuance of common stock for Cash	14,154,885	14,154	847,729		-	(861,883)	-	-
Net loss	-	-	-	-	(2,104,849)	-	(83,549)	(2,188,398)
Balance at February 28, 2022	101,779,323	$101,779	$88,804,161	$191,547	$(4,613,553)	$-	$492	$84,484,426

THREE AND SIX MONTHS ENDED FEBRUARY 28, 2021

	Common Stock		Additional paid in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	capital	Income	Deficit	Total
Balance at August 31, 2020	2,970,000	$2,970	$730,814	$(13,376)	$(1,148,610)	$(428,202)
Foreign currency translation adjustment	-	-	-	(64,840)		(64,840)
Net loss	-	-	-	-	(35,392)	(35,392)
Balance at November 30, 2020	2,970,000	2,970	730,814	(78,216)	(1,184,002)	(528,434)
Foreign currency translation adjustment	-	-	-	1,435		1,435
Net loss	-	-	-	-	(598,526)	(598,526)
Balance at February 28, 2021	2,970,000	$2,970	$730,814	$(76,781)	$(1,782,528)	$(1,125,525)

The accompanying footnotes are an integral part of these consolidated financial statements.

5 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

	February 28, 2022	February 28, 2021
	USD	USD
Cash flows from operating activities
Net loss	$(2,571,730)	$(633,918)
Adjustments for non-cash income and expenses:
Depreciation	18,375	590
Amortization	692,898	-
Beneficial conversion feature of convertible bonds	1,005,645	-
Decrease / (Increase) in accounts receivable	96,277	(78,452)
Increase in inventories	(335,183)	(2,598)
Decrease/ (increase) in Deposit, prepayments and advances to suppliers	116,416	(142,676)
Decrease in accounts payable & accrual	(520,255)	(71,497)
Increase in operating leases	23,460	-
Decrease in stock refund payable	-	(1,950)
Increase / (Decrease) in other payable	622,868	(46,499)
(Decrease) / Increase in amount to related parties	(30,277)	2,280,630

Cash generated (used in)/ generated from operations	$(881,506)	$1,303,630

Cash flows from investing activities
Purchase of property and equipment	(524,148)	-
Net cash used in investing activities	$(524,148)	$-

Cash flows from financing activities
Net cash generated from financing activities	$-	$-

Net (decrease)/increase in cash and cash equivalents	(1,405,654)	1,303,630
Effect of exchange rate changes	199,254	(42,817)
Cash and cash equivalents at start of year	1,714,890	490,317
Cash and cash equivalents at end of year	508,490	1,751,130

Supplemental cash flow information:
Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing information :
Repurchase of common stock for refund payable	$-	$1,950
Right-of-use assets obtained in exchange for operating lease obligations	$525,381	$-
Stock issued for Intellectual Assets	$83,147,767	$-
Stock issued for Convertible Bonds	$1,007,999	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

6 | Page

UNEX HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE AND SIX MONTHS ENDED FEBRUARY 28, 2022 AND 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Unex Holdings Inc (the “Company”, “Unex”, “we”, “us”, or “our”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted an August 31 fiscal year end.

On December 20, 2021, the Company and Low Wai Koon (“Dr. Low”) entered into a share transfer agreement, (the “EvoAir International Share Transfer Agreement”), pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International Limited (“EvoAir International”) to the Company for the consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions (defined hereunder), is engaged in the sale of heating, ventilation and air conditioning (“HVAC”) products in Asia.

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global Limited (“WKL Global”) for an aggregate consideration of $100. Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

On December 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323 (“Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited of 24,000 shares and 6,000 shares of common stock, respectively, or approximately 0.02% and 0.01% of the Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited, Allegro Investment (BVI) Limited and WKLEE Sellers of 49,320 shares, 8,280 shares and in aggregate 14,400 shares, respectively, of the common stock of the Company, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which the Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the WKL Group to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents relating to the portable air-conditioner, e-Cond EVOTM and the trademarks as described in the deed of assignments thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global Limited, Allegro Investment (BVI) Limited and certain nominees shall be allotted and issued 63,362,756 shares, 14,297,259 shares and in aggregate 5,487,752 shares, respectively of the Company’s common stock or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Enlarged Share Capital in consideration for the IP Assignments.

EvoAir Transaction, Change of Control Transaction and Allotment Transactions are collectively to be referred to as the “Transactions”. The closing of the Transaction (the “Closing”) occurred on December 20, 2021 (the “Closing Date”).

From and after the Closing Date, at which time EvoAir International transferred its HVAC business to the Company, the Company’s primary operations will consist of the prior operations of EvoAir International.

EvoAir International is a company incorporated in the British Virgin Islands on November 17, 2021 and the parent company of WKL Eco Earth Holdings, WKL Eco Earth Sdn Bhd, WKL Green Energy Sdn Bhd (“WKL Green Energy”), EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”), WKL EcoEarth Indochina Co. Ltd (“WKL EcoEarth Indochina”), WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe) and Evo Air Marketing (M) Sdn. Bhd. (“Evo Air Marketing”) (together with Unex and Evo Air International, the “WKL Group” or “the Group”).

The WKL Group is principally engaged in the research and development, manufacturing sale and marketing of HVAC products for residential, commercial and industrial uses. WKL Group’s activities include engineering, manufacturing, assembling, marketing and distributing an extensive line of HVAC and related products focusing on providing eco-friendly air conditioning and air purifying solutions through our proprietary heat emission control (“HECS”) technology. The WKL Group utilizes its patented-pending air conditioning technology in its eco-friendly air conditioning products marketed through its evoairTM and Econ EVO brands, while it partners with OEMs as well as operate its own supply chain to produce air purifier solutions under its own brand, Econ Life. The Group also licenses its proprietary air purifying technology to be incorporated into products of other brands. The WKL Group operates manufacturing plants and assembly lines in China and Malaysia in order to develop and manufacture its HVAC products.

7 | Page

The Company consolidates the following subsidiaries:

Subsidiaries of Unex	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd(Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhen Green Technology Guangzhou Co Ltd (China)	55%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

NOTE 2 – CHANGE OF CONTROL

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing 67.34% of the then Company’s issued and outstanding shares, sold his entire shareholding of the Company to WKL Global for an aggregate consideration of $100. Upon completion of the Change of Control Transaction, WKL Global Limited then owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2022, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of February 28, 2022 and August 31, 2021, the Company had an accumulated deficit of $4,613,553 and $2,233,496 respectively. The Company incurred net loss of $2,571,730 and $633,918 for six months ended February 28, 2022 and February 28, 2021, respectively. The cash used in operating activities for the six months ended February 28, 2022, was $881,506. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of a viable business into the Company (“New Business”) contemplated under the Transaction (defined in Note 1), the Management believes that the actions to be taken by the new Management to further implement the business plans for the New Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

8 | Page

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation:

The accompanying unaudited condensed consolidated financial statements have been prepared by Unex and its subsidiaries (the “Group” or “WKL Group”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are presented on a comparative basis.

The unaudited condensed consolidated financial statements include the accounts of the WKL Group , which including EvoAir International, WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, and its 67.5% owned EvoAir Manufacturing which included a 100% owned subsidiary Evo Air Marketing, 55% owned WKL EcoEarth Indochina, and its 55% owned WKL Guanzhe as part of the Transaction contemplated in Note 1.

As WKL Eco Earth and WKL Green Energy were under common control at the time of the Transaction, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, Unex’s consolidated balance sheets as of February 28, 2022 and August 31, 2021 reflect WKL Eco Earth and WKL Green Energy on a historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities.

The unaudited condensed consolidated balance sheet at August 31, 2021 includes the accounts of Unex, and WKL Group (including Unex) (see note 1 and above) on a pro forma basis. The unaudited condensed consolidated statement of operations and comprehensive loss, statement of changes in equity, (deficit), and statement of cash flows for the periods ending February 28, 2021 are consolidated on a pro forma basis.

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the stockholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the condensed consolidated statements of operations and comprehensive loss as an allocation of the total loss for the year between non-controlling interest holders and the stockholders of the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets which could impact our estimates and assumptions. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

9 | Page

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on August 31.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution.

WKL Guanzhe business is primarily conducted in China and substantially all of revenues are denominated in RMB. The government of People’s Republic of China (“PRC”) imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of February 28, 2022, and February 28, 2021, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

Beneficial Conversion Features (“BCF”)

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options”, the BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Foreign Currency Translation

The functional currency of Chinese operations is Chinese Renminbi, (“RMB”). The functional currency of the Company’s Singapore operations in Singapore dollars (“SGD”). The functional currency of the Company’s Malaysia operations in Ringgit Malaysia (“RM”). Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States Dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ equity in the statement of stockholders’ equity.

10 | Page

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance when placed for collection. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

As of February 28, 2022, and August 31, 2021, our accounts receivable amounted to $31,525 and $127,802, respectively, with no allowance for doubtful accounts for both financial periods.

Inventories

Inventories consist primarily of finished goods and raw materials from WKL Eco Earth, WKL EcoEarth Indochina and WKL Guanzhe

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. All other costs, including administrative costs, are expensed as incurred.

Deposit, prepayments and other receivables

Deposit paid in advance for renovation and other set up cost for factory are accounted for as Deposit. Amounts paid in advance for expenses are accounted for as prepaid expenses. The advance for Evoair Manufacturing Production line is accounted for as other receivables.

Property, Plant and Equipment

Property, Plant and Equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets. Property and equipment are depreciated over 3 to 10 years.

Useful lives
Office Equipment	5 years
Vehicles	5 years
Furniture and Equipment	10 years
Renovation	10 years

Repair and maintenance costs are charged to expense as incurred. At the time of retirement or other disposition of property, plant and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

11 | Page

Intangible Assets and Other Long-Lived Assets

The Company’s intangible assets consist of patents and trademarks related to assignments of intellectual properties by Dr. Low into WKL Eco Earth Holdings under the IP Assignments as contemplated in Note 1. The intangible assets are recorded at fair market value, and are amortized using the straight-line method over an estimated life of 20 years for both patents and trademarks.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company does not disaggregate its revenue streams as the economic factors underlying the contracts are similar and provide no significant distinction. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $426,777 recorded as of August 31, 2021, were subsequently recognized as revenue in October 2021.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our condensed consolidated balance sheet as of February 28, 2022.

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancellable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We combine fixed payments for non-lease components with our lease payments and account for them together as a single lease component, which increases the amount of our lease assets and liabilities.

Income Taxes

The Company utilizes ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

12 | Page

Measurement of Fair Value

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative US GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. There is no material impact on the Company’s financial statements.

NOTE 5 INVENTORIES

Inventories consist of the following:

	February 28, 2022	August 31, 2021
Finished goods	$389,711	$79,306
Raw materials and supplies	87,992	63,213

Total inventory on hand	$477,703	$142,519

13 | Page

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments and other receivables consists of the following:

	February 28, 2022	August 31, 2021

Deposits and Prepayment	214,433	15,208
Other receivables (Advances from suppliers)	908,712	1,224,353
	1,123,145	1,239,561

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	February 28, 2022	August 30, 2021

Office equipment	$48,719	$46,375
Vehicles	80,523	58,247
Furniture and equipment	470,669	23,864
Renovation	115,274	62,551
	715,185	191,037
Less: accumulated depreciation	(72,814)	(54,439)
Property, plant and equipment ,net	$642,371	$136,598

Depreciation expense for the year ended August 31, 2021 was $25,414. Depreciation expense for the six month ended February 28, 2022 was $18,375.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of February 28, 2022 and August 31, 2021:

	February 28, 2022	August 31, 2021

Technology 1-Portable Air Cooler	$27,438,763	$-
Technology 2-Condensing Unit	55,709,004
	83,147,767	-
Less: Accumulated amortization	(692,898)	-
Intangible assets, net	$82,454,869	$-

Amortization expense for intangible assets for the six month ended February 28, 2022 was $692,898.

14 | Page

NOTE 9 CONVERTIBLE BONDS

Convertible bonds consist of the following:

	February 28, 2022	August 31, 2021
Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 66,667 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	$-	$44,601

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 277,778 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	185,840

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 2,223 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	1,487

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 111,112 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	74,336

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 33,334 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	22,301

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 277,778 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	185,841

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 444,445 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	297,345

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 277,778 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	185,841

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 15,556 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	10,407
	$-	$1,007,999

All accrued interests from above convertible bonds were settled on November 15, 2020. All principal were converted as of this report date at S$0.9 per share. The Company determined that these convertible bonds contained a contingent BCF triggered by future events-upon internal re-organization completion. The contingent BCF existed at the date of issuance of the convertible bonds, which allowed the holders to purchase equity at a discount to the offering price. While such contingent BCF is measured on the basis of the commitment-date stock price, it is not recognized until the contingency occurs. As such, the total 1,506,671 shares issuable upon conversion at a price of S$0.90 per share created an S$1,356,000 or U$1,005,645 contingent beneficial conversion upon the Company completing its re-organization. Such contingent BCF is measured on the basis of the commitment-date stock price; it is not recognized until the contingency occurs.

15 | Page

During the six month ended February 28, 2022, upon the completion of the Transactions, the conversion feature has been realized. The Company recorded the beneficial conversion feature of U$1,005,645.

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are non-interest bearing, unsecured, have no fixed repayment term, and are not evidenced by any written agreement. As of August 31, 2021, the Company reported amount due to shareholders of $52,481. As of February 28, 2022, the Company reported amount due to shareholders of $22,204.

ECo Awareness Sdn Bhd

ECo Awareness Sdn Bhd is related to a common shareholder. ECo Awareness Sdn Bhd was our main distributor for E-condLife product, Eco Awareness Sdn Bhd has been re-designated as distributor in October 2021.

The sales generated from ECo Awareness Sdn Bhd amounted to $13,425 and $0 during the six months ended February 28, 2022 and February 28, 2021, respectively. The accounts receivable from ECo Awareness Sdn Bhd amounted to $13,365 and $77,830 as of February 28, 2022 and August 31, 2021, respectively.

The purchases from ECo Awareness Sdn Bhd amounted to $16,222 and $0 during the six months ended February 28, 2022 and February 28, 2021, respectively. The accounts payable due to ECo Awareness Sdn Bhd amounted $7,916 and $70,650 as of August 31, 2021 and August 31, 2021, respectively.

16 | Page

NOTE 11 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company has increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the six months ended February 28, 2022, the Company issued 1,506,671 shares of common stock in connection with the conversion of $1,007,999 in principal related to its convertible bonds.

During the six months ended February 28, 2022, the Company issued 83,147,767 shares of common stock in connection with Dr. Low’s two deeds of assignments of intellectual properties.

During the six months ended February 28, 2022, the Company issued 14,154,885 shares of common stock pursuant to subscription agreements with accredited investors for prior year received proceeds of $861,883.

As of February 28, 2022 and August 31, 2021, the Company had 101,779,323 and 2,970,000 shares of its common stock issued and outstanding, respectively.

NOTE 12 INCOME TAXES

The Company’s operating subsidiaries are governed by the Income Tax Law, which is concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”).

EvoAir International is incorporated in BVI, and a BVI Business Company is exempt from the BVI income tax.

WKL Eco Earth Holdings is incorporated in Singapore, and under the current tax laws of Singapore, its standard corporate income tax rate is 17%.

WKL Eco Earth, WKL Green Energy and Evoair Manufacturing (including its 100% subsidiary Evo Air Marketing) are incorporated in Malaysia, and are subject to common corporate income tax rate at 24%.

WKL EcoEarth Indochina is incorporated in Cambodia, and under the current tax laws of Cambodia, its standard corporate tax rate is 20%.

WKL Guanzhe is incorporated in China. Under the current tax law in the PRC, WKL Guanzhe is subject to the enterprise income tax rate of 25%.

Due to the Company’s net loss position, there was no provision for income taxes recorded. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded.

The components of net deferred tax assets are as follows:

	February 28, 2022	August 31, 2021
Net operating loss carry-forward	$4,610,000	$2,230,000
Less: valuation allowance	(4,610,000)	(2,230,000)
Net deferred tax asset	-	-

The Company had federal net operating loss carry forwards for tax purposes of approximately $4,610,000 at February 28, 2022, and approximately $2,230,000 at August 31, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 13 ROU ASSET AND LEASES

A lease is defined as a contract that conveys the right to control the use of identifiable tangible property for a period of time in exchange for consideration. On February 28, 2022, the Company adopted ASC Topic 842 which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee including Company leases of office and factory. The Company elected to not recognize right of use (“ROU”) assets and lease liabilities arising from short-term leases with initial lease terms of twelve months or less (deemed immaterial) on the accompanying consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on the effective interest, the effective amortization on the lease liability. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

17 | Page

When measuring lease liabilities for leases that were classified as operating leases as of February 28, 2022, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

The following is a summary of ROU asset and operating lease liabilities:

	February 28, 2022	August 31, 2021
Assets:
ROU asset	$525,381	$-

Liabilities:
Current:
Operating lease assets	$49,070	$-
Non-current
Operating lease assets	499,772	-
Total lease liabilities	$548,842	$-

As of February 28, 2022, remaining maturities of lease liabilities were as follows:

Operating
2022	$135,850
2023	124,554
2024	124,158
2025	107,270
2026 and thereafter	57,010
Total	$548,842

NOTE 14 COMMITMENTS AND CONTINGENCIES

On March 22, 2021, the Group entered into a tenancy agreement to lease the premise at No 31-2A, Jalan 5/32A, 6 ½ Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia for 2 years from 1 May 2021 to 30 April 2023. The lease may be terminated by either party with 3 month notice. Monthly rental is RM 23,000. This tenancy agreement has a renewal option of 2 years plus2 years with the agreed month rental of RM25,000 for the first term of two (2) years, and RM27,000 for the second term of two (2) years.

On February 5, 2021, the Group entered into a lease agreement to lease a factory at 3rd Floor, No. 1, Depin Road, Xingtan Town, Shunde District, Foshan City for a 5 year period from April 1, 2021 to April 30, 2026 for a monthly rental of RMB54,578.

On December 22, 2020, the Group entered into a lease agreement to lease the premise at No 65 Floor 1, 2 & 3, Street 123, Phum 4, Sangkat Toul Tumpong I, Khan Chamkarman, Phnom Penh at a monthly of $4,500 from December 1, 2020 to November 30, 2022. the monthly rental will be increased to $6,000 per month from December 1, 2022 to November 30, 2024.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On February 15, 2022, the Company entered into certain share subscription agreement (the “SPA”) with Ms. Ang Lee Kim Jane, who is a “non-U.S. Persons” (the “Investor”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 74,074 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”), at a per share purchase price of $2.50 (the “Offering”), as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds from the Offering of $185,185 was received by the Company on March 2, 2022. The Shares have yet to be issued to the Investor as of the Report Date.

18 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.

General Overview

Unex was incorporated in the State of Nevada on February 17, 2017 and was formed to provide geodesy services. On December 20, 2021, EvoAir International transferred its HVAC business to Unex, the Company through its subsidiaries upon completion of the Transactions (defined hereunder), is engaged in the sale of (“HVAC”) products in Asia.

EvoAir International is a company incorporated in the BVI on November 17, 2021 and the parent company of WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, EvoAir Manufacturing, WKL EcoEarth Indochina, WKL Guanzhe and Evo Air Marketing (M) Sdn. Bhd. (“Evo Air Marketing”) (together with Unex, EvoAir International, to be referred to as the “WKL Group” or “the Group”). The WKL Group is principally engaged in the research and development, manufacturing sale and marketing of HVAC products for residential, commercial and industrial uses.

The WKL Group operates manufacturing plants and assembly lines in China and Malaysia in order to develop and manufacture its HVAC products, totaling approximately 60,000 square feet of manufacturing space. With the rise of the Covid-19 pandemic, the Group has been engaged as an authorized exclusive distributor of the INCU branded Ionic Nano Copper Solution Technology (“INCU Technology”). The Group partners with various original equipment manufacturers (“OEMs”) in producing air purifier products that incorporate the INCU Technology under the brand e-CondLife, as well as distributes the INCU Technology to other brands for incorporation into their products.

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended February 28, 2022, as compared to the three and six months ended February 28, 2021.

19 | Page

Three months Quarter Ended February 28, 2022, versus Three months Quarter Ended February 28, 2021

	Three Months Ended
	February 28,
	2022	2021	Changes	%
Revenue	$302,884	$27,568	$275,316	999%
Cost of revenue	(194,585)	(67,730)	126,855	187%
Gross profit / (loss)	108,299	(40,162)	148,461	(370)%
Operating expenses	(1,303,079)	(558,986)	744,093	133%
Loss from operation	(1,194,780)	(599,148)	595,632	99%
Other income/ (expense) income	(993,618)	622	994,240	(159864)%
Net Loss	$(2,188,398)	$(598,526)	1,589,872	266%

The Company generated revenues of $302,884 in the three months ended February 28,2022 as compared to $27,568 in the same financial period for 2021, a change in revenue of $275,316. The sales increases in the 2022 are attributable to the expansion of customer base, increase sales to existing customers as well as expansion of product offering.

Cost of revenue was $194,585 or 64% of revenue in the three months ended February 28 as compared to $67,730 or 246% of revenue in the same financial period for 2021. Cost of revenues includes production cost and purchases of goods.

Gross profit was $108,299 or 36% of revenue for the three months ended February 28 ,2022 as compared to gross loss of $40,162 in the same financial period in 2021 or 146% of revenues. The improvement in gross profit in the corresponding period in 2022 is attributable to the economies of scale resulting in higher level of sales

Operating expenses were $1,303,079 for the three months ended February 28, 2022 compared to $558,986 in the corresponding period in 2021, an increase of $744,093. The increase of operating expenses were in line with the growth in business operations and business development, professionals fee and compliance cost in relation to our financial reporting, patent and trademark filings.

The net loss from operations for the three months ended February 28,2022 was $2,188,398 as compared to $598,526 for the corresponding period in 2021. The continuous operating loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Six Months Ended February 28, 2022, versus Six months Ended February 28, 2021

	Six Months Ended
	February 28,
	2022	2021	Changes	%
Revenue	$1,111,763	$221,231	$890,532	403%
Cost of revenue	(901,999)	(117,226)	784,773	669%
Gross income	209,764	104,005	105,759	102%
Operating expenses	(1,813,136)	(739,376)	1,073,760	145%
Loss from operation	(1,603,372)	(635,371)	(968,001)	152%
Other income /(expense)	(968,358)	1,453	(969,811)	(66745)%
Net Loss	$(2,571,730)	$(633,918)	(1,937,812)	306%

The Company generated revenue of $1,111,763 for the six months ended February 28, 2022 as compared to $221,231 in the corresponding financial period in 2021, an increase in revenues of $890,532 which is attributable to the expansion of customers base, increase of sales from existing customers and expansion of product offerings as well as increased sales to existing customers.

20 | Page

Cost of revenues was $901,999 or 81% of revenues in the six months ended February 28, 2022 as compared to $117,226 or 53% of revenue in the corresponding period in 2021. Cost of revenues includes production cost and purchases of goods.

Gross profit was $209,764 or 19% of revenue for the six months ended February 28, 2022 as compared to $104,005 in the corresponding period in 2021 or 47% of revenues. The improvement of gross income in the corresponding period in 2022 is attributable to the increase in sales of higher margin products and economy of scale resulting from higher level of sales.

Operating expenses were $1,813,136 for the six months ended February 28, 2022 compared to $739,376 in the corresponding period in 2021, an increase of $1,073,760. An increased operating expense was in line with the growth in business operations and business development, professionals fee and compliance cost in relation to our financial reporting, patent and trademark filings.

The net loss from operations for the six month first half of fiscal 2022 was $1,603,372 as compared to $635,371for the comparable period of the prior year. The continuous operating loss is attributable to the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 28,	August 31,
	2022	2021	Changes	%
Current Assets	$2,666,244	$3,224,772	$(558,528)	(17)%
Current Liabilities	779,286	1,665,879	(886,593)	(53)%
Working Capital	1,886,958	1,558,893	328,065	21%

As at February 28, 2022, our company’s liabilities stood at $1,279,058, which included account payable and accruals of $17,694, other payable of $655,946, hire purchase creditor $34,372, amount due to related party $22,204 and current portion operating lease liabilities of $49,070, and the non-current portion operating lease liabilities of $499,772.

As at February 28, 2022 our company had a positive working capital of $1,886,958 compared with the positive working capital of $1,558,893 as at August 31, 2021. The increase in working capital was primarily due to a decrease in convertible bonds balance at current period end.

Cash Flows

	February 28,	February 28,
	2022	2021	Changes	%
Cash flows (used in)/ generated from operating activities	$(881,506)	$1,303,630	(2,185,136)	(168)%
Cash flows used in investing activities	(524,148)	-	(524,148)	100%
Cash flows provided by financing activities	-	-	-	-%
Net changes in cash	(1,405,654)	1,303,630	(2,709,284)	(208)%

The Company’s cash and cash equivalents stood at $508,490 as of February 28, 2022. Cash used in operating activities for the six months ended February 28, 2022, was $881,506. This resulted from primarily from a net loss of $2,571,730 which was offset by depreciation of $18,375, operating lease $23,460, increase in inventories of $335,183, decrease in account receivable of $96,277 and $116,416 decrease in other receivables, decrease in account payable and accruals of $520,255, increase in other payable of $622,868 and decrease in amount due to related party of $30,277.

Cash used in investing activities resulted from purchase of fixed assets amounting to $524,148 for the six months ended February 28, 2022.

21 | Page

Seasonality

The Company’s business is not subject to seasonality.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Revenue recognition

Our revenue recognition policy is in compliance with ASC 606, Revenue from Contracts with Customers that revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model in order to determine this amount:

(i)	identification of the promised goods and services in the contract;

(ii)	determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery for local sales and upon shipment of the products for export sale.

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Estimates and Assumptions

In preparing our condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2022 and 2021 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, and the accounts receivable allowance, and impairment of long-lived assets and inventory write-offs.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets which could impact our estimates and assumptions. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

22 | Page

Going Concern

As of February 28, 2022 and August 31, 2021, the accumulated deficit stood at $4,613,553 and $2,233,496 respectively, which included a net loss of $2,571,730 and $633,918 for six months ended February 28, 2022 and February 28, 2021, respectively. The cash used in operating activities for the six months ended February 28, 2022, was $881,506. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of a viable business into the Company (“New Business”) contemplated under the Transactions (defined in Note 1), the Management believes that the actions to be taken by the Management to further implement the business plans for the New Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

On March 22, 2021, the Group entered into a tenancy agreement to lease the premise at No 31-2A, Jalan 5/32A, 6 ½ Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia for 2 years from 1 May 2021 to 30 April 2023. The lease may be terminated by either party with 3 month notice. Monthly rental is RM 23,000. This tenancy agreement has a renewal option of 2 years plus2 years with the agreed month rental of RM25,000 for the first term of two (2) years, and RM27,000 for the second term of two (2) years.

On February 5, 2021, the Group entered into a lease agreement to lease a factory at 3rd Floor, No. 1, Depin Road, Xingtan Town, Shunde District, Foshan City for a 5 year period from April 1, 2021 to April 30, 2026 for a monthly rental of RMB54,578.

On December 22, 2020, the Group entered into a lease agreement to lease the premise at No 65 Floor 1, 2 & 3, Street 123, Phum 4, Sangkat Toul Tumpong I, Khan Chamkarman, Phnom Penh at a monthly of $4,500 from December 1, 2020 to November 30, 2022. the monthly rental will be increased to $6,000 per month from December 1, 2022 to November 30, 2024.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative US GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. There is no material impact on the Company’s financial statements.

23 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

24 | Page

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

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Management is not aware of any unregistered sales of equity securities and use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended February 28, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2021*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.10 Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101. INS XBRL Instance Document
101. SCH XBRL Taxonomy Extension Schema Document
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF XBRL Taxonomy Extension Definition Document
101. LAB XBRL Taxonomy Extension Label Linkbase Document
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed

25 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.

Dated: April 19, 2022	By:	/s/ Low Wai Koon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Dated: April 19, 2022	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

26 | Page