Form 10-Q
period 2022-05-31
UNEX HOLDINGS INC.
filed 2022-07-19
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 19, 2022
Common Stock, $0.001	101,853,397

UNEX HOLDINGS INC.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MAY 31, 2022 AND AUGUST 31, 2021

	May 31, 2022	August 31, 2021
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$465,719	$1,714,890
Accounts receivable	60,978	127,802
Inventories	550,809	142,519
Deposit, prepayments and other receivables	1,044,683	1,239,561
Operating lease right-of-use assets	478,798	-
Total current assets	2,600,987	3,224,772

Non-current assets
Property and equipment, net	643,345	136,598
Technology-related intangible assets, net	81,415,522	-
Total non-current assets	82,058,867	136,598
TOTAL ASSETS	$84,659,854	$3,361,370

Current Liabilities
Accounts payable and accruals	$27,013	$111,894
Other payables	881,654	33,078
Deferred revenue	-	426,777
Hire purchase creditor	30,975	33,650
Financial liability - convertible bonds	-	1,007,999
Amounts due to shareholders	20,735	52,481
Operating lease liability - current	44,590	-
Total current liabilities	1,004,967	1,665,879

Non-current liabilities
Long-term operating lease liabilities	458,470	-
TOTAL LIABILITIES	1,463,437	1,665,879

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 101,853,397 and 2,970,000 shares issued and outstanding at May 31, 2022 and August 31, 2021	101,853	2,970
Additional paid in capital	88,989,272	2,890,471
Shares to be issued	-	861,883
Accumulated other comprehensive income	89,233	5,696
Accumulated deficit	(5,906,875)	(2,233,496)
Non-controlling interest	(77,066)	167,967
Total shareholders’ equity	83,196,417	1,695,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,659,854	$3,361,370

The accompanying footnotes are an integral part of these consolidated financial statements.

3 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

	Three months ended		Nine months ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
	USD	USD	USD	USD
Revenue	$194,954	171,798	$1,306,717	393,029
Cost of revenue	173,842	95,953	1,075,841	213,179
Gross profit	21,112	75,845	230,876	179,850

Operating expenses:
Selling and marketing expenses	11,015	31,961	35,417	31,961
General and administrative expenses	1,429,608	213,958	3,218,342	953,334
Total operating expenses	1,440,623	245,919	3,253,759	985,295

Loss from operation	(1,419,511)	(170,074)	(3,022,883)	(805,445)

Other income/(expense)
Interest (expense), net	(154)	-	(1,005,799)	-
Other income/(expense), net	(9,691)	-	27,596	1,449
Total other income/(expense)	(9,845)	-	(978,203)	1,449

Loss from operation before income taxes	(1,429,356)	(170,074)	(4,001,086)	(803,996)

Income tax expenses	-	-	-	-

Net loss	$(1,429,356)	(170,074)	$(4,001,086)	(803,996)

Less: Net loss attributable to non-controlling interests	136,034	6,584	327,707	6,584

Net loss attributable to equity holders of the Company	(1,293,322)	(163,490)	(3,673,379)	(797,412)

Other comprehensive income/(loss) :
Foreign currency translation adjustment	(43,838)	(278,629)	155,415	(342,034)
Total comprehensive loss	(1,337,160)	(442,119)	(3,517,964)	(1,139,446)

Less: net comprehensive income/(loss) attributable to non-controlling interests	(58,476)	313	(82,674)	313

Net comprehensive loss attributable to equity holders of the Company	(1,395,636)	(441,806)	(3,600,638)	(1,139,133)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.01)	(0.06)	(0.08)	(0.27)

Weighted average number of common shares outstanding:
Basic and diluted	101,788,985	2,970,000	48,812,267	2,970,000

The accompanying footnotes are an integral part of these consolidated financial statements.

4 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

THREE AND NINE MONTHS ENDED MAY 31, 2022

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Shares to be	Non- controlling
	Shares	Amount	capital	income	deficit	issued	interests	Total
Balance at August 31, 2021	2,970,000	$2,970	$2,890,471	$5,696	$(2,233,496)	$861,883	$167,967	$1,695,491
Foreign currency translation adjustment	-	-	-	168,590	-	-	19,013	187,603
Net loss	-	-	-	-	(275,208)	-	(108,124)	(383,332)
Balance at November 30, 2021	2,970,000	2,970	2,890,471	174,286	(2,508,704)	861,883	78,856	1,499,762
Foreign currency translation adjustment	-	-	-	6,466	-	-	5,185	11,651
Beneficial conversion feature on financial liability -Convertible bonds	-	-	1,005,645	-	-	-	-	1,005,645
Issuance of common stock for convertible bonds	1,116,055	1,116	996,088	10,795	-	-	-	1,007,999
Issuance of common stock pursuant to share exchange agreements	102,000	102	(102)	-	-	-	-	-
Issuance of common stock for technology related intangible assets	83,147,767	83,148	83,064,619	-	-	-	-	83,147,767
Issuance of common stock for cash	14,443,501	14,443	847,440	-	-	(861,883)	-	-
Net loss	-	-	-	-	(2,104,849)	-	(83,549)	(2,188,398)
Balance at February 28, 2022	101,779,323	$101,779	$88,804,161	$191,547	$(4,613,553)	-	$492	$84,484,426
Foreign currency translation adjustment				(102,314)		-	58,476	(43,838)
Issuance of common stock for cash	74,074	74	185,111	-	-	-	-	185,185
Net loss					(1,293,322)	-	(136,034)	(1,429,356)
Balance at May 31, 2022	101,853,397	$101,853	$88,989,272	$89,233	$(5,906,875)	$-	$(77,066)	$83,196,417

THREE AND NINE MONTHS ENDED MAY 31, 2021

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Non- controlling
	Shares	Amount	capital	income	deficit	interests	Total
Balance at August 31, 2020	2,970,000	$2,970	$730,814	$(13,376)	$(1,148,610)	$-	$(428,202)
Foreign currency translation adjustment	-	-	-	(64,840)	-	-	(64,840)
Net loss	-	-	-	-	(35,392)	-	(35,392)
Balance at November 30, 2020	2,970,000	2,970	730,814	(78,216)	(1,184,002)	-	(528,434)
Foreign currency translation adjustment	-	-	-	1,435	-	-	1,435
Forgiveness of loan from related party and stock refund payable			13,292	-	-	-	13,292
Net loss	-	-	-	-	(598,526)	-	(598,526)
Balance at February 28, 2021	2,970,000	$2,970	$744,106	$(76,781)	$(1,782,528)	$-	$(1,112,233)
Foreign currency translation adjustment	-	-	-	(278,316)		(313)	(278,629)
Net loss	-	-	-		(163,490)	(6,584)	(170,074)
Balance at May 31, 2021	2,970,000	$2,970	$744,106	$(355,097)	$(1,946,018)	$(6,897)	$(1,560,936)

The accompanying footnotes are an integral part of these consolidated financial statements.

5 | Page

UNEX HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED MAY 31, 2022 AND 2021

	May 31, 2022	May 31, 2021
	USD	USD
Cash flows from operating activities
Net loss	$(4,001,086)	(803,996)
Adjustments for non-cash income and expenses:
Depreciation	59,987	590
Amortization	1,778,828	-
Beneficial conversion feature of convertible bonds	1,005,645	-
Decrease / (Increase) in accounts receivables	66,824	(106,064)
Increase in inventories	(408,290)	(898)
Decrease/ (Increase) in deposit, prepayments and advances to suppliers	194,879	(511,691)
Decrease in accounts payable and accruals	(514,333)	(13,016)
Decrease in operating leases	(22,321)	-
Decrease in stock refund payable	-	(1,950)
Increase / (Decrease) in other payables	848,576	(43,352)
(Decrease) / Increase in amounts due to related party	(31,746)	2,813,268

Net cash (used in) / generated from operations	$(1,023,037)	$1,332,891

Cash flows from investing activities
Purchase of property and equipment	(566,734)	(14,968)
Cash used in investing activities	$(566,734)	$(14,968)

Cash flows from financing activities
Proceeds from capital raising	185,185	-
Cash generated from financing activities	$185,185	$-

Net (decrease)/increase in cash and cash equivalents	(1,404,586)	1,317,923
Effect of exchange rate changes	155,415	(312,832)
Cash and cash equivalents at start of period	1,714,890	490,317
Cash and cash equivalents at end of period	465,719	1,495,408

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Right-of-use assets obtained in exchange for operating lease obligations	$525,381	$-
Common stock issued for technology-related intangible assets	$83,147,767	$-
Common stock issued for convertible bonds	$1,007,999	$-
Increase in additional paid in capital due to forgiveness of loan from related party and stock refund payable	$-	$13,292

The accompanying footnotes are an integral part of these consolidated financial statements.

6 | Page

UNEX HOLDINGS INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

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

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global Limited (“WKL Global”) for an aggregate consideration of $100 (“Change of Control Transaction”). Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

On December 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company was 101,779,323 (“Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”) in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited of 24,000 shares and 6,000 shares of common stock, respectively, or approximately 0.02% and 0.01% of the Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited, Allegro Investment (BVI) Limited and WKLEE Sellers of 49,320 shares, 8,280 shares and in aggregate 14,400 shares, respectively, of the common stock of the Company, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which the Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the WKL Group (defined hereunder) to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents relating to the portable air-conditioner, e-Cond EVOTM and the trademarks as described in the deed of assignments thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global Limited, Allegro Investment (BVI) Limited and certain nominees shall be allotted and issued 63,362,756 shares, 14,297,259 shares and in aggregate 5,487,752 shares, respectively of the Company’s common stock or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Enlarged Share Capital in consideration for the IP Assignments.

7 | Page

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

EvoAir International is a company incorporated in the British Virgin Islands on November 17, 2021 and the parent company of WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”), WKL EcoEarth Indochina Co. Ltd (“WKL EcoEarth Indochina”), WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe) and Evo Air Marketing (M) Sdn. Bhd. (“Evo Air Marketing”) (together with Unex and Evo Air International, the “WKL Group” or “the Group”).

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

The Company consolidates the following subsidiaries:

Subsidiaries of Unex	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhen Green Technology Guangzhou Co Ltd (China)	55%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

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

8 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2022, is prepared using generally accepted accounting principles in the United States of America (“U.S.”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of May 31, 2022 and August 31, 2021, the Company had an accumulated deficit of $5,906,875 and $2,233,496 respectively. The Company incurred net loss of $4,001,086 and $803,996 for nine months ended May 31, 2022 and May 31, 2021, respectively. The cash used in operating activities for the nine months ended May 31, 2022, was $1,023,037. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

The unaudited condensed consolidated financial statements include the accounts of the WKL Group, which comprises (i) Unex, (ii) EvoAir International, (iii) WKL Eco Earth Holdings, its 100% owned (a) WKL Eco Earth, (b) 100% owned WKL Green Energy, (c) 67.5% owned EvoAir Manufacturing, which in turn holds 100% owned subsidiary Evo Air Marketing, (d) 55% owned WKL EcoEarth Indochina, and (e) 55% owned WKL Guanzhe as part of the Transaction contemplated in Note 1.

As WKL Eco Earth and WKL Green Energy were under common control at the time of the Transaction, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, Unex’s consolidated balance sheets as of May 31, 2022 and August 31, 2021 reflect WKL Eco Earth and WKL Green Energy on a historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities.

9 | Page

The unaudited condensed consolidated balance sheet at August 31, 2021 includes the accounts of Unex, and WKL Group (see Note 1 above) on a pro forma basis. The unaudited condensed consolidated statement of operations and comprehensive loss, the unaudited condensed consolidated statement of changes in equity, (deficit), and unaudited condensed consolidated statement of cash flows for the period ending May 31, 2021 are consolidated on a pro forma basis.

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the stockholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the unaudited condensed consolidated statements of operations and comprehensive loss as an allocation of the total loss for the periods between non-controlling interest holders and the stockholders of the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying unaudited condensed consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts, product returns, provisions for obsolete inventory, valuation of intangible assets and long-lived assets, and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on August 31.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution.

WKL Guanzhe conducts its business primarily in China and substantially all of revenues are denominated in RMB. The government of People’s Republic of China (“PRC”) imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of May 31, 2022, and May 31, 2021, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of operations and comprehensive income in the financial statements.

10 | Page

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

Foreign Currency Translation

The functional currency of China operations is Chinese Renminbi, (“RMB”). The functional currency of the Company’s Singapore operations is Singapore dollars (“SGD”). The functional currency of the Company’s Malaysia operations is Ringgit Malaysia (“RM”). Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet dates. Average monthly rates are used to translate revenues and expenses.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States Dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of shareholders’ equity in the statement of change in shareholders’ equity/(deficit).

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

As of May 31, 2022, and August 31, 2021, our accounts receivable amounted to $60,978 and $127,802, respectively, with no allowance for doubtful accounts for both periods.

Inventories

Inventories consist primarily of finished goods, raw materials, and work-in-progress from WKL Eco Earth, WKL EcoEarth Indochina, WKL Guanzhe Green, and EvoAir Manufacturing.

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. All other costs, including administrative costs, are expensed as incurred.

Deposit, Prepayments and Other Receivables

Deposits paid in advance for set up cost for factory in China are accounted for as deposit. Amounts paid in advance for expenses are accounted for as prepaid expenses.

11 | Page

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets. Property and equipment are depreciated over 5 to 10 years.

Useful lives
Plant and machineries	5 years
Office equipment	5 years
Vehicles	5 years
Furniture and equipment	10 years

Renovation	10 years

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future discounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

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

12 | Page

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $426,777 recorded as of August 31, 2021, was subsequently recognized as revenue in October 2021.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our condensed consolidated balance sheet as of May 31, 2022.

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

13 | Page

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. There is no material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”; In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”; In March 2020, the FASB issued ASU No. 2020-03 “Codification Improvements to Financial Instruments”; which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of these ASUs on its consolidated financial statements.

NOTE 5 INVENTORIES

Inventories consist of the following:

	May 31, 2022	August 31, 2021

Finished goods	$412,409	$79,306
Raw materials and supplies	98,176	63,213
Work-in-progress	40,224	-

Total inventory on hand	$550,809	$142,519

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments and other receivables consists of the following:

	May 31, 2022	August 31, 2021

Deposits and prepayment	198,740	15,208
Other receivables (Advances to suppliers)	845,943	1,224,353
Total	1,044,683	1,239,561

NOTE 7 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	May 31, 2022	August 31, 2021
Plant and machineries	$212,320	$-
Office equipment	321,435	46,375
Vehicles	73,446	58,247
Furniture and equipment	27,642	23,864
Renovation	122,928	62,551
	757,771	191,037
Less: accumulated depreciation	(114,426)	(54,439)
Property, plant and equipment, net	$643,345	$136,598

Depreciation expense for the year ended August 31, 2021 was $25,414. Depreciation expense for the nine month ended May 31, 2022 was $59,987.

14 | Page

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of May 31, 2022 and August 31, 2021:

	May 31, 2022	August 31, 2021

Technology 1-portable air cooler	$27,438,763	$-
Technology 2-condensing unit	55,709,004
	83,147,767	-
Less: Accumulated amortization	(1,732,245)	-
Intangible assets, net	$81,415,522	$-

Amortization expense for intangible assets for the nine month ended May 31, 2022 was $1,732,245.

NOTE 9 CONVERTIBLE BONDS

Convertible bonds consist of the following:

	May 31, 2022	August 31, 2021
Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 66,667 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	$-	$44,601

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 277,778 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	185,840

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 2,223 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	1,487

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 111,112 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	74,336

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 33,334 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	22,301

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 277,778 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	185,841

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 444,445 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	297,345

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 277,778 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	185,841

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests are due November 2020. The Company is obligated to issue 15,556 shares of common stock as an inducement on the issuance of this bond upon internal re-organization completion	-	10,407
	$-	$1,007,999

15 | Page

All accrued interests from above convertible bonds were settled on November 15, 2020. All principal were converted at the conversion date at S$0.90 per share. The Company determined that these convertible bonds contained a contingent BCF triggered by future events upon completion of corporate re-organization. The contingent BCF existed at the date of issuance of the convertible bonds, which allowed the holders to purchase equity at a discount to the offering price. While such contingent BCF is measured on the basis of the commitment-date stock price, it is not recognized until the contingency occurs. As such, the total 1,116,055 shares issuable upon conversion at a price of S$0.90 per share created an S$1,356,000 or U$1,005,645 contingent beneficial conversion upon completion of the Company’s corporate re-organization. Such contingent BCF is measured on the basis of the commitment-date stock price; it is not recognized until the contingency occurs.

Upon the completion of the Transactions, the conversion feature has been realized. The Company recorded the beneficial conversion feature of U$1,005,645.

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are non-interest bearing, unsecured, have no fixed repayment term, and are not evidenced by any written agreement. As of August 31, 2021, the Company reported amounts due to shareholders of $52,481. As of May 31, 2022, the Company reported amounts due to shareholders of $20,735.

ECo Awareness Sdn Bhd

ECo Awareness Sdn Bhd is related to a common shareholder. ECo Awareness Sdn Bhd was our main distributor for E-condLife product. Eco Awareness Sdn Bhd has been re-designated as distributor in October 2021.

The sales generated from ECo Awareness Sdn Bhd amounted to $172,475 and $95,188 during the nine months ended May 31, 2022 and May 31, 2021, respectively. The accounts receivable from ECo Awareness Sdn Bhd amounted to $0 and $77,830 as of May 31, 2022 and August 31, 2021, respectively.

The purchases from ECo Awareness Sdn Bhd amounted to $71,162 and $16,103 during the nine months ended May 31, 2022 and May 31, 2021, respectively. The accounts payable due to ECo Awareness Sdn Bhd amounted $0 and $70,650 as of May 31, 2022 and August 31, 2021, respectively.

16 | Page

NOTE 11 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company has increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the nine months ended May 31, 2022, the Company issued 1,116,055 shares of common stock in connection with the conversion of $1,007,999 in principal related to its convertible bonds.

During the nine months ended May 31, 2022, the Company issued 83,147,767 shares of common stock in connection with Dr. Low’s two deeds of assignment of intellectual properties.

During the nine months ended May 31, 2022, the Company issued 14,443,501 shares of common stock pursuant to investment exchange agreements with relevant interest holders in relation to capital raising undertaken by WKL Eco Earth Holdings in prior years.

During the nine months ended May 31, 2022, the Company issued 30,000 shares of common stock pursuant to share exchange agreement with WKL Eco Earth Holdings for acquisition of WKL Green Energy and issued 72,000 shares of common stock pursuant to share exchange agreement for the acquisition of WKL Eco Earth.

During the nine months ended May 31, 2022, the Company issued 74,074 shares of common stock, par value $0.001 per share (“Common Stock”), at a per share purchase price of $2.50 (the “Offering”) for gross proceeds of $185,185, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50.

As of May 31, 2022 and August 31, 2021, the Company has 101,853,397 and 2,970,000 shares of common stock issued and outstanding, respectively.

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

The components of net deferred tax assets are as follows:

	May 31, 2022	August 31, 2021
Net operating loss carry-forward	$5,910,000	$2,230,000
Less: valuation allowance	(5,910,000)	(2,230,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $5,910,000 as of May 31, 2022, and approximately $2,230,000 as of August 31, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

17 | Page

NOTE 13 RIGHT-OF-USE (“ROU”) ASSET AND LEASES

A lease is defined as a contract that conveys the right to control the use of identifiable tangible property for a period of time in exchange for consideration. On February 28, 2022, the Company adopted ASC Topic 842 which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee of office and factory. The Company elected to not recognize right of use lease assets and liabilities arising from short-term leases with initial lease terms of twelve months or less (deemed immaterial) on the accompanying unaudited condensed consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on the effective interest, the effective amortization on the lease liability. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases as of May 31, 2022, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

The following is a summary of ROU asset and operating lease liabilities:

	May 31, 2022	August 31, 2021
Assets:
ROU asset	$478,798	$-

Liabilities:
Current:
Operating lease liabilities	$44,590	$-
Non-current
Operating lease liabilities	458,470	-
Total lease liabilities	$503,060	$-

As of May 31, 2022, remaining maturities of lease liabilities were as follows:

Operating
2022	$111,174
2023	123,651
2024	126,809
2025	98,555
2026 and thereafter	42,871
Total	$503,060

NOTE 14 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2022 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On June 3, 2022, the Company entered into certain share subscription agreement (the “SPA”) with Mr. Wong Hon Wai who is a “non-U.S. Persons” (the “Investor”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 5,000 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”), at a per share purchase price of $2.50 (the “Offering”), as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds from the Offering will be $12,500. The Shares have yet to be issued to the Investor as of the reporting date.

On June 15, 2022 Unex Holdings Inc. filed a certificate of amendment with the Nevada Secretary of State to change the name of the Company from “ Unex Holdings Inc. to EvoAir Holding Inc., pending approval from the Financial Industry Regulatory Authority (“FINRA”). Following receipt of FINRA’s approval, the Company’s name will be changed to EvoAir Holdings Inc.

NOTE 15 CONTINGENCIES AND COMMITMENTS

The Company is subject to a filing (the “Filing”) which was made with the Kuala Lumpur High Court by a reseller (the “Reseller”) of the Company’s INCU ionic nano copper solution (the “Solution”) and the Reseller’s related party (together with the Reseller, the “Plaintiffs”).

The Reseller was authorized by WKL Eco Earth’s sole distributor of the Solution (the “WKL Distributor”) to resell the Solution together with a diffuser with a capacity of not more than 1000ml through a tripartite agreement (the “Tripartite Agreement”) entered into between (a) the Reseller, (b) the WKL Distributor and (c) a solution packaging company (the “Packaging Company”). WKL Eco Earth was not a party to the Tripartite Agreement and did not directly authorize or engage the Reseller in the resale of the Solution.

In the Filing, the Plaintiffs claimed against (i) WKL Eco Earth; (ii) Dr. Low; (iii) Chan Kok Wei, (iv) the Packaging Company and (v) two directors of the Packaging Company for loss and damages arising from an alleged breach of contract, defamation and tort of inducement. The Plaintiffs also alleged that pursuant to the Tripartite Agreement, WKL Eco Earth was prohibited from selling the Solution to any party other than the WKL Distributor and allow for the resale of the Solution by the Plaintiffs without limitation, and that the Plaintiffs were not confined in their resale of the Solution to a diffuser with a capacity of not more than 1000ml.

The Company believes the claims will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

General Overview

Unex was incorporated in the State of Nevada on February 17, 2017 and was formed to provide geodesy services. On December 20, 2021, EvoAir International transferred its HVAC business to Unex. The Company through its subsidiaries upon completion of the Transactions (defined hereunder), is engaged in the sale of (“HVAC”) products in Asia.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2022, as compared to the three and nine months ended May 31, 2021.

19 | Page

Three months Quarter Ended May 31, 2022, versus Three months Quarter Ended May 31, 2021

	Three Months Ended
	May 31,
	2022	2021	Changes	%
Revenue	$194,954	$171,798	$23,156	13%
Cost of revenue	173,842	95,953	77,889	81%
Gross profit / (loss)	21,112	75,845	(54,733)	(72)%
Operating expenses	(1,440,623)	(245,919)	1,194,704	486%
Loss from operation	(1,419,511)	(170,074)	(1,249,437)	735%
Other expense	(9,845)	-	9,845	100%
Net Loss	$(1,429,356)	$(170,074)	(1,259,282)	740%

The Company generated revenues of $194,594 in the three months ended May 31, 2022 as compared to $171,798 in the same financial period for 2021, a change in revenue of $23,156. The three month change of the sales is attributable to the expansion of customers base, increase of sales from existing customers and expansion of product offering of evoairTM line of products.

Cost of revenue was $173,842 or 89% of revenue in the three months ended May 31, 2022 as compared to $95,953 or 56% of revenue in the same financial period for 2021. Cost of revenues includes production costs and purchases of goods. Higher cost of revenue is attributable to manufacturing and related costs for evoairTM products, comprising material costs, labor cost, research and development (“R&D”) for product improvement, product testing and inspection, factory rental, depreciation expense as well as sample products for market penetration.

Gross profit was $21,112 or 11% of revenue for the three months ended May 31, 2022 as compared to gross profit of $75,845 in the same financial period in 2021 or 44% of revenues. The decrease of gross profit in 2022 is attributable to the commercialization of evoair productsTM with higher cost of revenue from manufacturing and related costs as well as lack of economy of sales during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model and projects.

Operating expenses were $1,440,623 for the three months ended May 31, 2022 compared to $245,919 in the corresponding period in 2021, an increase of $1,194,794. The increases in operating expenses were in line with the growth in business operations and business development, professional fee and compliance cost in relation to our financial reporting, patent and trademark filings.

The net loss for the three months ended May 31, 2022 was $1,429,356 as compared to $170,074 for the corresponding period in 2021. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Nine Months Quarter Ended May 31, 2022, versus Nine months Quarter Ended May 31, 2021

	Nine Months Ended
	May 31,
	2022	2021	Changes	%
Revenue	$1,306,717	$393,029	$913,688	232%
Cost of revenue	1,075,841	(213,179)	862,662	405%
Gross Profit	230,876	179,850	51,026	28%
Operating expenses	(3,253,759)	(985,295)	2,268,464	230%
Loss from operation	(3,022,883)	(805,445)	(2,217,438)	275%
Other (expense)/ income	(978,203)	1,449	(979,652)	(67,609)%
Net Loss	$(4,001,086)	$(803,996)	(3,197,090)	398%

The Company generated revenue of $1,306,717 for the nine months ended May 31, 2022 as compared to $393,029 in the corresponding financial period in 2021, an increase in revenues of $913,688 which is attributable to the expansion of customers base, increase of sales from existing customers and expansion of product offerings of evoairTM line of products.

20 | Page

Cost of revenues was $1,075,841 or 82% of revenues in the nine months ended May 31, 2022 as compared to $213,179 or 54% of revenue in the corresponding period in 2021. Cost of revenues includes production cost and purchases of goods. Higher cost of revenue is attributable to manufacturing and related costs for evoairTM products, comprising material costs, labor cost, R&D for product improvement, product testing and inspection, factory rental, depreciation expense as well as sample products for market penetration.

Gross profit was $230,876 or 18% of revenue for the nine months ended May 31, 2022 as compared to $179,850 in the corresponding period in 2021 or 46% of revenue. The decrease of gross profit in 2022 is attributable to the commercialization of evoair productsTM with higher cost of revenue from manufacturing and related costs as well as lack of economy of sales during commercialization stage. The Company anticipates improvement of income and gross profit margin with improvement of revenue streams from distributor and dealership model and projects.

Operating expenses were $3,253,759 for the nine months ended May 31, 2022 compared to $985,295 in the corresponding period in 2021, an increase of $2,268,464. Increased in operating expense was in line with the growth in business operations and business development, professional fee and compliance cost in relation to our financial reporting, patent and trademark filings.

Other expense were $978,203 for the first nine months ended May 31, 2022, including amortization of beneficial conversion feature of convertible bonds $1,005,645, and $154 interest expense, offset with other income $27,596.

The net loss for the first nine months ended May 31, 2022 was $4,001,086 as compared to $803,996 for the corresponding period in 2021. The continuous net loss is attributable to the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31,	August 31,
	2022	2021	Changes	%
Current Assets	$2,600,987	$3,224,772	$(623,785)	(19)%
Current Liabilities	1,004,967	1,665,879	(660,912)	(40)%
Working Capital	1,596,020	1,558,893	37,127	2%

As at May 31, 2022, our company’s liabilities stood at $1,004,967, which included accounts payable and accruals of $27,013, other payable of $881,654, hire purchase creditor $30,975, amount due to shareholders $20,735 and current portion operating lease liabilities of $44,590, and the non-current portion operating lease liabilities of $458,470.

As at May 31, 2022 our company had a positive working capital of $1,596,020 compared with the positive working capital of $1,558,893 as at August 31, 2021. The increase in working capital was primarily due to a decrease in convertible bonds balance at current financial period end.

Cash Flows

	May 31,	May 31,
	2022	2021	Changes	%
Cash flows (used in)/ generated from operating activities	$(1,023,037)	$1,332,891	(2,355,928)	(177)%
Cash flows used in investing activities	(566,734)	(14,968)	(551,766)	3,686%
Cash flows generated from financing activities	185,185	-	185,185	100%
Net changes in cash	(1,404,586)	1,317,923	(2,722,509)	(207)%

The Company’s cash and cash equivalents stood at $465,719 as of May 31, 2022. Cash used in operating activities for the nine months ended May 31, 2022, was $1,023,037. This resulted primarily from a net loss of $4,001,086 which was offset by depreciation of $59,987, amortization of $1,778,828, beneficial conversion feature $1,005,645, operating lease $22,321, increase in inventories of $408,290, decrease in deposit, prepayment and advances to supplier of $194,879, decrease in other receivables of $66,824, decrease in account payable and accruals of $514,333, increase in other payable of $848,576 and decrease in amount due to related party of $31,746.

21 | Page

Cash used in investing activities resulted from purchase of fixed assets amounting to $566,734 for the nine months ended May 31, 2022.

Cash generated from financing activities resulted from the proceeds from capital raising amounting to $185,185 during the nine months ended May 31, 2022

Seasonality

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery for local sales and upon shipment of the products for export sale.

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Estimates and Assumptions

In preparing our unaudited condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2022 and 2021 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, the accounts receivable allowance, impairment of intangible assets and long-lived assets and inventory write-offs.

22 | Page

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

Going Concern

As of May 31, 2022 and August 31, 2021, the Company had an accumulated deficit of $5,906,875 and $2,233,496 respectively. The Company incurred net loss of $4,001,086 and $803,996 for nine months ended May 31, 2022 and May 31, 2021, respectively. The cash used in operating activities for the nine months ended May 31, 2022, was $1,023,037. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of New Business into the Company contemplated under the Transactions (defined in Note 1), the Management believes that the actions to be taken by the Management to further implement the business plans for the New Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), as well as improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The unaudited condensed consolidated financials have been prepared assuming that the Company will continue as a going concern and, accordingly the financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of May 31, 2022.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative US GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. There is no material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”; In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”; In March 2020, the FASB issued ASU No. 2020-03 “Codification Improvements to Financial Instruments”; which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of these ASUs on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer has concluded that as of such date, our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

23 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 8, 2021, a filing (the “Filing”) was made with the Kuala Lumpur High Court by a reseller (the “Reseller”) of the Company’s INCU ionic nano copper solution (the “Solution”) and the Reseller’s related party (together with the Reseller, the “Plaintiffs”).

The Reseller was authorized by WKL Eco Earth’s sole distributor of the Solution (the “WKL Distributor”) to resell the Solution together with a diffuser with a capacity of not more than 1000ml through a tripartite agreement (the “Tripartite Agreement”) entered into between (a) the Reseller, (b) the WKL Distributor and (c) a solution packaging company (the “Packaging Company”). WKL Eco Earth was not a party to the Tripartite Agreement and did not directly authorize or engage the Reseller in the resale of the Solution.

In the Filing, the Plaintiffs claimed against (i) WKL Eco Earth; (ii) Dr. Low; (iii) Chan Kok Wei, (iv) the Packaging Company and (v) two directors of the Packaging Company for loss and damages arising from an alleged breach of contract, defamation and tort of inducement. The Plaintiffs also alleged that pursuant to the Tripartite Agreement, WKL Eco Earth was prohibited from selling the Solution to any party other than the WKL Distributor and allow for the resale of the Solution by the Plaintiffs without limitation, and that the Plaintiffs were not confined in their resale of the Solution to a diffuser with a capacity of not more than 1000ml.

The Company believes the claims are without merit and will defend itself against the claims.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Management is not aware of any unregistered sales of equity securities and use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2021*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.10 Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022*
10.11 Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101. INS Inline XBRL Instance Document
101. SCH Inline XBRL Taxonomy Extension Schema Document
101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF Inline XBRL Taxonomy Extension Definition Document
101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Previously filed

24 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNEX HOLDINGS INC.

Dated: July 19, 2022	By:	/s/ Low Wai Koon
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 19, 2022	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

25 | Page