Form 10-K
period 2022-08-31
EvoAir Holdings Inc.
filed 2022-12-14
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended AUGUST 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-228161

EvoAir Holdings Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-1353613	8713
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

EvoAir Holdings Inc.
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates of 12,473,946 shares computed by reference to the closing bid price of the Company’s common stock of $7.41, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92,431,940 on February 28, 2022.

The registrant had 102,003,018 shares of our Common Stock par value, $0.001 issued and outstanding as of December 8, 2022.

2 | Page

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

As used in this Annual Report, the terms “we”, “us”, “our”, “the Company”, mean EvoAir Holdings Inc., unless otherwise indicated.

As used in this Annual Report, the term “Group”, “EvoAir Group” means EvoAir Holdings Inc. and its subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

3 | Page

PART I

ITEM 1	BUSINESS

Organization and Business Background

EvoAir Holdings Inc., (formerly Unex Holdings Inc.) (the “Company”, “EVOH”, “we”, “us”, or “our”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted an August 31 fiscal year end.

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

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global Limited (“WKL Global”) for an aggregate consideration of $100 (the “Change of Control Transaction”). Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323 (“Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited of 24,000 shares and 6,000 shares of common stock, respectively, or approximately 0.02% and 0.01% of the Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited, Allegro Investment (BVI) Limited and WKLEE Sellers of 49,320 shares, 8,280 shares and in aggregate 14,400 shares, respectively, of the common stock of the Company, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which the Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EvoAir and its subsidiaries (“EvoAir Group” or the “Group”) to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

4 | Page

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents relating to the portable air-conditioner, e-Cond EVOTM and the trademarks as described in the deed of assignments thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global, Allegro Investment (BVI) Limited and certain nominees shall be allotted and issued 63,362,756 shares, 14,297,259 shares and in aggregate 5,487,752 shares, respectively of the Company’s common stock or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Enlarged Share Capital in consideration for the IP Assignments.

EvoAir Transaction, Change of Control Transaction and Allotment Transactions are collectively to be referred to as the “Transactions”. The closing of the Transactions (the “Closing”) occurred on December 20, 2021 (the “Closing Date”).

From and after the Closing Date, at which time EvoAir International transferred its HVAC business to the Company, the Company’s primary operations will consist of the prior operations of EvoAir International.

EvoAir International is a company incorporated in the British Virgin Islands on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and b) WKL Green Energy a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing Sdn Bhd (“EvoAir Manufacturing”) on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina Co. Ltd. (“WKL Eco Earth Indochina”), a Cambodia company incorporated on February 4, 2021 (e) WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe Green Technology Guangzhou”), a Chinese company incorporated in April 6, 2021 and (f) Evo Air Marketing, a Malaysian company incorporated in February 2, 2021, is a wholly owned subsidiary of EvoAir Manufacturing.

On June 15, 2022, the Company filed a Certificate of Amendment (the “Amendment”) to the Articles of Incorporation with Nevada’s Secretary of State to change the name of the Company from Unex Holdings Inc. to EvoAir Holdings Inc. (the “Name Change”), and the Name Change became market effective on November 4, 2022. Effective on November 11, 2022, the Company’s shares began trading under the new ticker symbol “EVOH”.

Details of the Company’s subsidiaries:

	Subsidiary company name	Place and date of incorporation	Particulars of issued capital $	Principal activities	Proportion of ownership interest and voting power held
1.	Evoair International Limited	British Virgin Islands, November 17, 2021	100	Investment holding.	100%
Subsidiary of EvoAir International Limited
2.	WKL Eco Earth Holdings Pte. Ltd.	Singapore, July 12, 2018	1	Marketing and sale of eco-friendly HVAC products and related services.	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
3.	WKL Eco Earth Sdn. Bhd.	Malaysia, May 17, 2017	74,206	Research and development, manufacturing, marketing and sale of eco-friendly HVAC products and related services.	100%
4.	WKL Green Energy Sdn. Bhd.	Malaysia, October 24, 2017	27,955	Dormant.	100%
5.	EvoAir Manufacturing (M) Sdn. Bhd.	Malaysia, March 22, 2019	585,374	Research and development, manufacturing, marketing and sale of eco-friendly HVAC products and related services.	67.5%
6.	WKL EcoEarth Indochina Co. Ltd	Cambodia, February 4, 2021	125,480	Marketing and sale of eco-friendly HVAC products and related services.	55%
7.	WKL Guanzhe Green Technology Guangzhou Co. Ltd.	People’s Republic of China, April 6, 2021	573,609	Manufacturing, marketing and sale of eco-friendly HVAC products and related services.	55%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
8.	Evo Air Marketing (M) Sdn. Bhd.	Malaysia, February 2, 2021	223	Marketing and sale of eco-friendly HVAC products and related services.	100%

On June 15, 2022, the Company filed a Certificate of Amendment (the “Amendment”) to the Articles of Incorporation with Nevada’s Secretary of State to change the name of the Company from Unex Holdings Inc. to EvoAir Holdings Inc. (the “Name Change”), and the Name Change became market effective on November 4, 2022. Effective on November 11, 2022, the Company’s shares began trading under the new ticker symbol “EVOH”.

5 | Page

Future development

EvoAir Group intends to continue development of its hybrid air-conditioning products to further increase its product offerings, as well as to expand its client base, especially with commercial and industrial clients. The Group plans to expand its distribution into other South East Asia markets, China and Asia markets, which has high potential demand for air-conditioning as their population gross domestic product (“GDP”) increases. Taking advantage of the global awareness and push to reduce harmful factors leading to global warming, the Group continues to market its EvoAirTM brand and e-Cond EvoTM as a truly eco-friendly product aiming to reduce emission of waste heat from the condensing unit and at the same time improving energy efficiency. The Group aims to continue its innovation through investment into research and development, to further improve on its product line, reduce its carbon emissions as it strives to become a leader in green Heating, ventilation, and air conditioning HVAC technology.

The Group also continues to improve on its production of air purifier and air-sanitizing systems in order to capitalize on increased market demand for air sanitizing products in the wake of the global coronavirus pandemic. The Group is expanding usage and application of its Ionic Nano Copper Solution (“INCU”) technology, which acts as an effective disinfectant solution into more sectors and markets as the Group foresees growth in demand for air-sanitizing products as a must-have product in general consumer households in the near future. Besides household consumers, the Group also aims to expand its commercial and industrial customer base, as well as partake in public sanitation projects. In terms of sanitation products, the company aims to expand into personal healthcare products such as formulated toiletries cleansers incorporating the INCU ionic nano copper solution as an active ingredient.

Product Lines

Hybrid Air Conditioners

e-Cond EVOTM

The Group first invented its line of eco-friendly portable air-conditioners under its e-Cond EVOTM brand in 2017.

The unit is an eco-friendly air-conditioning system with patent pending heat emission control system (“HECS”) technology, which regulates the temperature and volume of heat transferred from the air-conditioning system into the environment. This product employs an innovative hydro-refrigeration system (“HRS”) integrating evaporative cooling process with refrigeration cycle, reducing temperature of the output air by approximately 30% while achieving an optimal cooling performance of approximately 25 degree Celsius. The patent pending technology in the unit allows it to utilize up to 60% less energy than its traditional portable air-conditioning units. The portable air-conditioning systems also incorporate ionizer technology producing high concentrations of negative ions to purify the surrounding air of mold spores, pollen, pet dander, odors, cigarette smoke, bacteria, viruses, dust and other hazardous airborne particles.

The Company markets two models of the e-Cond EVOTM units: the Super King and the Outdoor King.

6 | Page

EvoAirTM

The Group continued to research on incorporating its patent pending heat emission control system (“HECS”) Technology as well as various other patent pending technologies into its product line, subsequently launching its EvoAirTM hybrid air-conditioners in 2021.

The Group’s EvoAirTM hybrid air-conditioners produced less heat emission through its patent pending HECS technology, as well as increased humidity and moisture of the expelled air to allow for a comfortable environment surrounding the external condenser unit during operation. EvoAirTM hybrid air-conditioners replaced traditional outdoor condenser units cooling coils with a Coolpressor Unit that incorporates various patent pending technologies. The Group’s patent pending HECS technology contributes to a reduction in waste heat produced by the Coolpressor unit by up to 25 degrees Celsius as well as reducing energy consumption by up to 20% compared to conventional air-conditioning units that utilizes long copper coils for cooling. The Coolpressor Unit increase the humidity of the expelled air by 20%, producing comfortable humidity levels in the surrounding environment around the Coolpressor Unit. This allows the unit to become a supplementary external-use cooling system by releasing moisturized air at approximately 28 degrees Celsius with a humidity of approximately 58% while operating under outdoor conditions. The significant decrease in waste heat and reduction in energy consumption play an important role in reducing harmful effects to the environment, in line with the Group’s philosophy of producing eco-friendly products.

Air-conditioning refrigerant is harmful to the environment. The EvoAirTM system utilizes the R32 refrigerant in its operation, which is 9% lower in density than the traditionally used R410A refrigerant found in various conventional air-conditioning systems, while maintaining approximately 43-50% higher latent heat vaporization and approximately 41% higher thermal conductivity when combined with the Group’s other patent-pending technologies. EvoAirTM’s system design also allows for a further reduction in refrigerant use of at least 30% compared to conventional air-conditioning systems with traditional long copper coils by increasing the efficiency of the heat transfer in the R32 refrigerant, in doing so, further increasing refrigerant efficiency.

The EvoAirTM hybrid air-conditioning system was awarded SGS International Certification in 2021.

Manufacturing

The Group produces its Coolpressor under its EvoAirTM brand. Meanwhile, the Group partners with original equipment manufacturers (“OEM”) to produce an air-conditioner indoor unit (blower) to complement its EvoAirTM Coolpressor as well as its eco-friendly portable air-conditioner systems under its e-Cond EVOTM brand. The Group has managed to situate its manufacturing plants in both Malaysia and China through its operating subsidiaries, EvoAir Manufacturing and WKL Guanzhe Green Technology Guangzhou, respectively. The Group operates manufacturing plants and assembly lines in China and Malaysia approximately 60,000 square feet of manufacturing space. By distributing its manufacturing capacity geographically, the Group is able to maintain a flexible supply chain concentrating production of products according to demand from different regions.

Licensing, Supply and Maintenance Service

The Group licenses its various proprietary and patent pending technologies to OEMs and other brands to be incorporated in various HVAC products. The Group has also catered to industrial clients including supplying products to factory settings or real estate developments spread out across different geographical locations including Malaysia, Cambodia, Singapore as well as Thailand as well as providing maintenance and installation services of its EvoAirTM products to various commercial customers.

7 | Page

Air Purifier

E-CondLife

To address the spread of the Covid-19 pandemic which arose during the end of 2019, the EvoAir Group launched a new series of air-sanitizing products during the middle of 2020.

Partnering with its supplier, the Group became an exclusive authorized distributor of Ionic Nano Copper Solution (“INCU”) technology, which involves the use of an ionic nano copper solution. The active ingredients of the solutions, Copper Sulphate Pentha-Hydrate, has a proven track record as well as having been certified and reported to inhibit larvidie, germicide, bactericide, fungicide, algaecide and virucide, while being non-toxic and safe for human and animal use. INCU has been recognized as being vital to health, as well as having proven to be effective against influenzas, bacteria such as E. Coli, bacteria groups such as MRSA as well as inhibiting against Covid-19.

The Group partnered with various OEMs to produce air-purifier products under its e-CondLife brand, in accordance to the Group’s specifications in terms of modifications to the micro-chips, magnetic control valves and systems flows to work with INCU technology. By disinfecting water in a water tank reserve through hydro-curtain technology, followed by purifying the output air in the form of water vapour or mist, E-CondLife products act as environmental disinfecting solutions for air sanitization.

The e-CondLife sanitizer system has been certified under the IECEE CB Scheme, while the INCU solution used by the system has been certified by NSF International (USA) to be compliant with NSF / ANSI60 standards for all applicable requirements. The EvoAir Group has also obtained safety test reports from TUV SUD in Singapore and ICAS Shanghai for Cytotoxicity Testing.

QCOVTM

To supplement the e-CondLife line of air purifier products, the Group partnered with various OEMs to produce small air purifier systems under its QCOVTM brand in 2021, which incorporates a diffuser to distribute the INCU ionic nano copper solution in order to sanitize the environment.

Distribution

As an exclusive authorized distributor of the INCU solution, the Group has partnered with various distributors to distribute the technology to other brands and markets. Through these various partnerships, the Group’s air purifier systems and INCU are produced and distributed to 11 countries by various distribution channels, including through several well established marketing companies with their own respective online platforms. The Group markets its brand to target customers that are attracted to the Group’s eco-friendly image, the product’s ability to inhibit bacteria and viruses, as well as to provide a clean and safe environment.

Customers

Hybrid Air-Conditioner

Building on Dr. Low’s research into green technology, the Group first invented its eco-friendly portable air-conditioning system under the e-Cond EVOTM brand in 2017, aimed at a market that is conscious of the effects of global warming and wish to pursue eco-friendly solutions.

The Group has since developed its hybrid air-conditioner systems in 2021 under the EvoAirTM in two configurations: (i) an indoor unit together with an outdoor Coolpressor unit; and (ii) an individual Coolpressor unit compatible with the customer’s pre-existing indoor unit. The Group aims to market its EvoAirTM products through 3 main channels: 1) traditional distributor and dealership point of sales model which will increase the Group’s market presence throughout the Malaysia and into other Asian markets; 2) Entry into project based contracts with housing developers, office building management, schools, government offices as well as industrial factories; and 3) E-Commerce online sales and deliveries. The Group currently focuses on the Malaysian and Singapore market as its primary markets, as it continues to expand into the China market as well as other ASEAN countries.

The Group also licenses its patent pending technology to partners in its current market, and aims to expand its licensing to partners from potential markets.

INCU Technology

As an exclusive authorized distributor of the INCU solution, the Group has partnered with various distributors to distribute the technology to other brands and markets. The Group has distributed the INCU technology across the South East Asia region, from locations including Singapore, Malaysia, China and Cambodia, Brunei, Philippines, Indonesia, South Korea, Hong Kong, Thailand and Africa. The Group focuses on marketing its brand to customers that are attracted to the Group’s eco-friendly image, the technology’s ability to inhibit bacteria and viruses, as well as its ability to provide a clean and safe environment.

8 | Page

The Air Conditioner Industry

Growing demand for cooling

Based on the latest report by the International Energy Agency 2018, in 2016 there were approximately 1.6 billion units of air conditioners in use globally, and China and the United States accounted for 36% and 23% of the total consumption, respectively. In addition, total air conditioner sales in the five year period ending December 31, 2020 have averaged approximately 111 million units each year.

Air-conditioners vary in energy efficiency and their usage lead to a global consumption of approximately 2,000 terawatt hours of electricity annually. In addition, almost 20% of all the electricity used in buildings is for cooling, accounting for 14% of average peak residential electricity demand globally.

The emerging economies are expected to use more air-conditioners as income levels rise. Of the 2.8 billion people living in the hottest parts of the world, only 8% currently own air-conditioning units compared to approximately 90% ownership in the United States and Japan. By 2050, India, China and Indonesia may account for 50% of the projected growth in energy use for space cooling.

Global Emissions from the use of Air Conditioners

The efficiency of air conditioners vary widely, in all major markets today, consumers are typically buying air conditioners whose average efficiencies are less than half of what is available. Carbon dioxide emissions from cooling systems have tripled since 1990 to 1,130 million tons in 2016, and local air pollutants caused by cooling systems have also increased. Greenhouse Gases produced include Carbon Dioxide and Climate Change:

●	Carbon dioxide is called a greenhouse gas because it absorbs infrared energy and remits this energy back in all directions. About half of that energy goes out into space and about half of it returns to Earth as heat, contributing to the greenhouse effect and climate change
●	The four main greenhouse gases are carbon dioxide, methane, nitrous oxide and fluorinated gases. Carbon dioxide accounts for about 75% of global greenhouse gas emissions.
●	About 30% of greenhouse gas emissions come from transportation, 25% come from the production of electricity, 23% comes from industrial production, 12% comes from commercial and residential sources and 10% comes from agriculture.
●	Climate change could increase the occurrence and severity of weather events, such as heat waves, droughts and floods. These changes are likely to increase losses to property and crops and affect economic activity.
●	The usage of air conditioners has a significant impact on the environment. Air-conditioners use chemical refrigerants, usually hydrofluorocarbons in their heat exchange systems. The hydrofluorocarbons contributes significantly to global warming if leaked to the atmosphere.
●	The generation of the electricity to power the air conditioners also contribute to significant emissions, especially when fossil fuels are burnt to produce electricity.

Urbanized areas have higher temperatures than less urbanized areas, contributing to heat islands. This is because urban areas usually have less greenery. Roads and buildings absorb and re-emit daytime heat more than forests and water bodies. As a result, urban daytime temperatures can reach approximately 1 to 7 degrees higher in Fahrenheit than the outlying areas and night-time temperatures can reach approximately 2 to 5 degrees higher in Fahrenheit. The use of air conditioners extract hot air to the outside of buildings. On high temperature days, the hot air emitted by air-conditioner units increases the outdoor temperature. This in turn increases the need for more cooling and creates a feedback loop. The use of air conditioners can increase outdoor urban temperatures by more than approximately 1 degree Celsius in some cities

Global Efforts to combat Climate Change and Global Warming

If the current rate of growth of energy use by air conditioners continues, the U.S. Energy Information Administration (“EIA”) predicts that by 2050, global energy usage for space cooling would triple to 6,200 terra watts. This would triple the amount of carbon dioxide emissions and heavy investments in electricity infrastructure to meet peak electricity demand. This could cause severe financial strain on emerging economies.

Over the years, countries around the world have come together to support policies to combat climate change. However, obtaining consensus has been challenging because of political and national circumstances. The Kigali Amendment to the Montreal Protocol, which entered into force on 1 January 2019, help protect the climate by phasing down high global warming potential hydrofluorocarbons (HFCs), which are commonly used as refrigerants. Promoting the energy efficiency of cooling technology can also significantly increase climate benefits.

●	From October 31 to November 12, 2021, the 26th annual UN Climate Change Conference (COP26) was held in Glasgow, Scotland. The objectives of COP26 were:

i. Countries were called out to reach net-zero carbon emissions by 2050 and to cap the increase in global temperatures below 1.5°C from current levels;

ii. To protect and restore ecosystems and habitats and build resilient infrastructures to withstand climate change;

iii. Developed nations to mobilize $100bn in climate finance per year for poorer nations; and

iv. Parties of COP26 to finalize the agreement and rules for action and monitoring.

The Role of Air conditioners Efficiency in combating Climate Change

Intuitively, the more energy efficient air-conditioners are, the less electricity they would consume, and less fossil fuels would be burnt to produce electricity. This would lead to less carbon dioxide emissions which could reduce global warming.

The EIA highlighted one area where policy action could deliver substantial energy savings quickly — by making air conditioners equipment more efficient. Through stricter minimum energy performance standards and other measure such as labelling, the average energy efficiency of the stock of air conditioners globally could more than double in efficiency between now and 2050. This could reduce cooling-related energy demand to 3,400 terawatts in 2050 compared to 6,200 terawatts if efficiency remained at current levels. The 45% reduction in energy usage or 2,800 terawatts could reduce carbon dioxide emissions by 1,582 megatons annually. This scenario was called the Efficient Cooling Scenario by EIA.

9 | Page

In addition, the use of less electricity because of more efficient air conditioners greatly reduces the need to build new generation capacity to meet peak electricity demand. In the Efficient Cooling Scenario, there would not be a need to build additional capacity deliver the 1,300 gigawatts of power with more efficient air conditioners. This is equivalent to all the coal-fired power generation in China and India today. In addition, the cumulative infrastructure, fuel and operating costs savings amounted to $2.9 trillion from 2017 to 2050. This means 45% lower electricity costs for everyone as well, compared to if there were no efficiency improvements in air conditioners

In 2018, approximately 111 million units of air conditioners were sold globally of which approximately 87% were residential units and approximately 13% were commercial units. The CAGR from 2012 to 2018 was approximately 2.2%. China was the largest consumer of air conditioners globally and it accounted for approximately 40% of all air conditioners sales. Asia (ex-Japan and China) had the highest CAGR of approximately 5.3% from 2012 to 2018 followed by Africa at approximately 3.9% CAGR. The global air conditioners systems market was valued at approximately $106.6 billion in 2020 and was expected to grow at a CAGR of approximately 6.3% from 2021 to 2028. The market size for that of China was approximately $37.0 billion in 2020 and was expected to grow at a CAGR of approximately 7.4%. The major air conditioners manufacturers globally come from Japan, South Korea, China and the USA. Daikin was the leading player globally with approximately $20.3 billion of revenues from the heating, ventilation and air conditioners segment in Financial Year ended 2020.

10 | Page

Competition

The air-conditioning and air purifying industry in Asia is highly competitive. Key market players in HVAC products includes several multinational, regional and local companies, the largest of which include Daikin Industries Ltd, Midea Group Co, Trane Technologies PLC, Carrier Global Corp, LG Electronics, Inc, Panasonic Corp and Mitsubishi Electric Corp. Sales depend on price, product availability, delivery schedule, product performance, product line breadth, brand reputation, design, technical expertise and service.

The Group’s competitiveness arise from its focus on eco-friendly and highly efficient product offerings.

Intellectual Property

The Group’s success and future revenue growth depend, in part, on our ability to protect our intellectual property. The Group relies primarily on patent and trademark laws, as well as confidentiality procedures, to protect our proprietary technologies and processes.

The Group believes that the core of its business is comprised of our proprietary technologies, including its patent pending HECS technology. As a result, the Group will strive to maintain a robust intellectual property portfolio. The Group’s success and future revenue growth may depend, in part, on its ability to protect its intellectual property as products and services that are material to its operating results incorporate patented technology.

The Group believes its rights to patents and trademark rights serve to distinguish and protect its products from infringement and contribute to our competitive advantages. The Group had patents and trademarks in various stages of the registration application process in Malaysia, China, Thailand, Philippines, Vietnam, Taiwan, Japan as well as Patent Cooperation Treaty and trademarks in various stages of the registration application process in Malaysia and China.

We cannot assure you that any patents or copyrights will be issued from any of our pending applications. In addition, any rights granted under any of our existing or future patents, copyrights or trademarks may not provide meaningful protection or any commercial advantage to us. With respect to our other proprietary rights, it may be possible for third parties to copy or otherwise obtain and use proprietary technology without authorization or to develop similar technology independently. We may in the future initiate claims or litigation against third parties to determine the validity and scope of proprietary rights of others. In addition, we may in the future initiate litigation to enforce our intellectual property rights or to protect our trade secrets. Additional information about the risks relating to our intellectual property is provided under “Risk Factors—Risks Related to Intellectual Property.”

Government Approval And Regulation

Our business operations involve the development and sale of HVAC products, which are regulated by the Malaysia Energy Commission. The Group endeavours to ensure the safe and lawful operation of its facilities and distribution of its products and believes it is in compliance in all material respects with applicable laws and regulations.

Employees

As of December 8, 2022, the Group has approximately 30 employees, all of whom were full-time employees located in Malaysia, Singapore, China and Cambodia. None of the Group’s employees are represented by a labor union. We have never experienced any employment related work stoppages, and we consider our relations with our employees to be good.

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

The Company believes the claims are without merit and will defend itself against the claims.

Principal Executive Offices

Our principal executive office is located at 31-A2, Jalan 5/32A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

If we are unable to continue to innovate, meet evolving market trends, adapt to changing customer demands and maintain our culture of innovation, our ability to sustain and grow our business may suffer.

The ongoing success of our business depends on our ability to continue to introduce innovative eco-friendly HVAC products to meet evolving market trends and satisfy changing customer demands. We must continue to adapt by innovating, improving our products and modifying our strategies, which could cause us to incur substantial costs. We may not be able to continue to innovate or adapt to changing market and customer needs in a timely and cost-effective manner, if at all. This could adversely impact our ability to expand our ecosystem and grow our business. Failure to develop new products to meet evolving market demands through innovation could cause us to lose current and potential customers and harm our operating results and financial condition.

In addition, we may not be able to maintain our culture of innovation, which has been critical to our success and has helped us create value for our shareholders, succeed as a leader in eco-friendly HVAC products, attract, retain and motivate employees and other ecosystem participants. Among other challenges, we may not be able to identify and promote people into leadership positions who share our culture and also focus on technology and innovation. Competitive pressure may also cause us to move in directions that may divert us from our mission, vision and values. If we cannot maintain our culture of innovation, our long-term business prospect could be materially and adversely affected.

We are exposed to concentration risk of heavy reliance on our largest nano copper supplier for the supply of nano copper solution for our INCU technology, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

We source INCU nano copper solution for incorporation of our INCU technology into our air purifier products for sale to our customers from our largest nano copper supplier. As such, we rely on the ability and efficiency of our largest supplier to supply products. Our purchase from our largest nano copper supplier amounted to approximately $279,067 and $170,305 for FYE2022 and FYE 2021, respectively, representing approximately 63.24% and 29.07% of our total purchases, respectively. Our purchases from our top largest supplier accounted for a significant portion of our total purchases for FYE2022 and FYE2021.

11 | Page

As we do not engage in manufacturing of INCU solution, our business, financial condition and operating results for our air purifier system depends on the continuous supply of products from our largest suppliers and our continuous supplier-customer relationship with them. Our heavy reliance on our largest supplier for the supply of INCU solution will have significant impact on our air purifier business and results of operation in the event of any shortage of, or delay in the supply. Our product supply may also be disrupted by potential labor disputes, strike action or natural disasters or other accidents affecting our largest supplier. If our largest suppliers do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Any shortage of, disruption, or delay in the supply, or our inability to obtain supplies from alternative sources will have significant impact on our business and results of operation.

We entered into a long term original design manufacturer supply agreement (the “ODM Supply Agreement”) with our largest nano copper solution supplier in September, 2020. As is customary in the supply or sales arrangements, the agreements with our largest supplier are terminable by either party by giving notice. We cannot guarantee that our largest suppliers will not terminate the agreements before the expiry of the agreements. In the event that our largest suppliers terminate the agreements, we will have to source products from other suppliers and we may not be able to secure a similar supply of products with quantity and quality required to support our business or at all. Such termination may therefore have a material adverse impact on our business, financial condition and operating results if we fail to engage any other suppliers with similar standards before the termination.

There is no assurance that our major nano copper supplier and supplier of raw materials for our other products will continue to supply their products in the quantities and timeframes required by us to meet the demand of our customers or comply with their supply agreements with us. If our major supplier do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Furthermore, in the event of any delay in delivery of the products to us, our cash flow or working capital may be materially and adversely affected as a result of the corresponding delay in delivery of our products to our customers, and hence the delay in our receipt of payment from our customers.

Furthermore, our largest nano copper supplier may change their existing sales or marketing strategy in respect of the products supplied to us by changing its export strategy, reducing its sales or production volume or changing its selling prices. As a result, there is no assurance that our largest supplier will not appoint other agents, dealers or distributors which may compete with us in the market where we operate. Furthermore, any significant increase in the selling prices of the products which we source from our largest suppliers will increase our costs and may materially and adversely affect our profit margin if we are not able to pass the increased costs on to our customers.

There is no assurance that there will be no deterioration in our relationship with our largest supplier which could affect our ability to secure sufficient supply of products for our business. In the event that our largest supplier change their sales or marketing strategy or otherwise appoint other dealers or distributors who may compete with us, our business, financial condition and operating results may be materially and adversely affected.

We operate in a competitive industry, and if we fail to compete effectively, our business could suffer.

The air-conditioning and air purifying industry in Asia is highly competitive. Competition in our HVAC products includes several multinational, regional and local companies, the largest players of which include Daikin Industries, Gree Electric, Trane Technologies, Johnson Controls, Lennox International, Midea Group and Mitsubishi Electric. Sales depend on price, product availability, delivery schedule, product performance, product line breadth, brand reputation, design, technical expertise and service. In addition to established players, we face competition from new market entrants. Increased competition may lead to a loss of market share, increased difficulty in launching new service offerings, reduction in revenue or increase in loss, any one of which could harm our business, financial condition and results of operations.

12 | Page

In certain of our businesses, our contracts are typically awarded on a competitive basis. Our bids are based upon, among other factors, the cost to timely provide the products and services. To generate an acceptable return, we must accurately estimate our costs and schedule. If we fail to do so, the profitability of contracts may be materially and adversely affected – including because some of our contracts provide for liquidated damages if we do not perform on time – which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

If we are unable to create brand influence, we may not be able to maintain current or attract new users and customers for our products.

Our operational and financial performance is highly dependent on the strength of our brand. We believe brand familiarity and preference will continue to have a significant role in winning over customers. In order to further expand our customer base, we may need to substantially increase our marketing expenditures to enhance brand awareness through various online and offline means. Moreover, negative coverage in the media of our company could threaten the perception of our brand, and we cannot assure you that we will be able to defuse negative press coverage about our company to the satisfaction of our investors, customers and suppliers. If we are unable to defuse negative press coverage about our company, our brand may suffer in the marketplace, our operational and financial performance may be negatively impacted.

Currently, we sell our products, under our various product line brands, to domestic customers in Malaysia and to overseas customers. However, if our competitors initiate a lawsuit against us for infringing their trademarks, we may be forced to adopt a new brand name for our products. As a result, we may incur additional marketing cost to raise awareness of such new brand name. We may also be ordered to pay a significant amount of damages, and our business, results of operations and financial condition could be materially and adversely affected. We operate in a competitive environment and our profitability and competitive position depend on our ability to accurately estimate the costs and timing of providing our products and services.

We may be unable to protect our intellectual property rights.

We rely on intellectual property laws in Malaysia and other jurisdictions to protect our patents trademarks. We are in the process of registering patents in Malaysia, China, Thailand, Philippines, Vietnam, Taiwan, Japan as well as Patent Cooperation Treaty and trademarks in Malaysia and China. We cannot assure you that counterfeiting or imitation of our products will not occur in the future or, if it does occur, that we will be able to address the problem in a timely and effective manner. Any occurrence of counterfeiting or imitation of our products or other infringement of our intellectual property rights could negatively affect our brand and our reputation, which in turn adversely affects the results of our operations.

Litigation to prosecute infringement of our intellectual property rights could be costly and lengthy and will divert our managerial and financial resources. We will have to bear costs of the intellectual property litigation and may be unable to recover such costs from our opposite parties. Protracted litigation could also result in our customers deferring or limiting their purchase or use of our products until such litigation is resolved. The occurrence of any of the foregoing will have a material adverse effect on our business, financial condition and results of operations.

Climate change and regulations associated with climate change could adversely affect our business.

The effects of climate change, including extreme weather conditions, create financial risks to our business. The effects of climate change could disrupt our operations by impacting the availability and cost of materials and by increasing insurance and other operating costs. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passed through the supply chain that could result in higher prices for our products and the resources needed to produce them.

There is a general consensus that greenhouse gas emissions are linked to climate change, and that these emissions must be reduced dramatically to avert its worst effects. As a result, increased public awareness and concern about climate change will likely continue to (1) generate more international, regional and/or national requirements to curtail the use of high global warming potential refrigerants (which are essential to many of our products); (2) increase building energy efficiency; and (3) cause a shift away from the use of fossil fuels as an energy source. While our products are focused to be eco-friendly, nonetheless, these requirements may render some of the existing technology, particularly some of our products that require refrigerant use, non-compliant or obsolete. While we continue to be committed to developing eco-friendly sustainable solutions for our products, there can be no assurance that our development efforts will be successful, that our products will be accepted by the market, that proposed regulations or deregulation will not have an adverse effect on our competitive position, or that economic returns will reflect our investments in new product development.

13 | Page

The inconsistent international, regional and/or national requirements associated with climate change regulations also create economic and regulatory uncertainty. There is also regulatory and budgetary uncertainty associated with government incentives, which, if discontinued, could adversely impact the demand for energy-efficient buildings and could increase costs of compliance.

Our business and financial performance depend on continued and substantial investments in our information technology infrastructure, which may not yield anticipated benefits and which may be vulnerable to cyber-attacks.

The efficient operation of our business requires continued and substantial investments in information technology (“IT”) infrastructure systems. The failure to design, develop and implement new IT technology infrastructure systems in an effective and timely manner or to maintain existing systems could divert management’s attention and resources. Our information systems may also become obsolete because of inadequate investments, requiring an unplanned transition to a new platform that could be time consuming, costly, and damaging to our competitive position and could require additional management attention. Repeated or prolonged interruptions of service because of poor execution, inadequate investments or obsolescence could have a significant adverse impact on our reputation and our ability to sell products and services.

In addition, our business may be impacted by disruptions to our or third-party IT infrastructure, which could result from (among other causes) cyber-attacks, infrastructure failures or compromises to our physical security. Cyber-based risks are evolving and include attacks: (i) on our IT infrastructure (ii) targeting the security, integrity and/or availability of hardware and software; (iii) on information installed, stored or transmitted in our products (including after the purchase of those products and when they are installed into third-party products); and (iv) on facilities or similar infrastructure. Such attacks could disrupt our systems (or those of third parties) and business operations, impact the ability of our products to work as intended or result in the unauthorized access, use, disclosure, modification, or destruction of information in violation of applicable law and/or contractual obligations. We have experienced cyber-based attacks and, due to the evolving threat landscape, may continue to experience them going forward, potentially with more frequency or severity. We continue to make investments and adopt measures to enhance our protection, detection, response and recovery capabilities, and to mitigate potential risks to our technology, products, services, operations and confidential data. However, depending on the nature, sophistication and scope of cyber-attacks, it is possible that potential vulnerabilities could go undetected for an extended period. As a result, we could potentially experience: (i) production downtimes; (ii) operational delays or other detrimental impacts on our operations; (iii) destruction or corruption of data; (iv) security breaches; (v) manipulation or improper use of our or third-party systems, networks or products; and (vi) financial losses from remedial actions, loss of business, liability, penalties, fines and/or damage to our reputation—any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted. In addition, because of the global nature of our business, our internal systems and products must comply with applicable laws, regulations and standards in a number of jurisdictions, and government enforcement actions and violations of data privacy and cybersecurity laws could be costly or interrupt our business operations. Any disruption to our business arising from such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on our competitive position, reputation, results of operations, cash flows or financial condition.

14 | Page

We depend on our intellectual property and have access to certain intellectual property and information of our customers and suppliers. Infringement of or the failure to protect that intellectual property could adversely affect our future growth and success.

The Company’s intellectual property rights are important to our business and include numerous patents, trademarks, proprietary technology, technical data, business processes and other confidential information. Although we consider our intellectual property rights in the aggregate to be valuable, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. We nonetheless rely on a combination of patents, trademarks, nondisclosure agreements, customer and supplier agreements, license agreements, information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary information may not be sufficient, however.

We cannot be sure that our pending patent applications will result in the issuance of patents, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications.

In addition, we may be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent the sale and marketing of certain of our products. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession, ownership or necessary licenses concerning data important to the development or sale of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. Any of these events or factors could subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services and could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

We use a variety of raw materials and supplier-provided parts in our business. Significant shortages, supplier capacity constraints or production disruptions, price increases, or tariffs could increase our operating costs and adversely impact the competitive positions of our products.

Our reliance on suppliers and commodity markets to secure components and raw materials (such as copper and steel as well as INCU ionic copper solution), and on service providers to deliver our products, exposes us to volatility in the prices and availability of these materials and services. That potential volatility is particularly acute in certain instances where we depend upon a single source. Issues with suppliers (such as delivery or production disruptions, capacity constraints, quality issues, consolidations, closings or bankruptcies), price increases, raw material shortages, or the decreased availability of trucks and other delivery services could have a material adverse effect on our ability to meet our commitments to customers or increase our operating costs.

We use various strategies to lock in prices of expected purchases of certain raw materials; however, these efforts could cause us to pay higher prices for a commodity when compared with the market price at the time the commodity is actually purchased or delivered. Tariffs can also increase our costs, the impact of which is difficult to predict. However, we believe that our supply management and production practices appropriately balance the foreseeable risks and the costs of alternative practices. Nonetheless, these risks may have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

15 | Page

We design, manufacture and service products that incorporate advanced technologies. The introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated.

Our future success depends on designing, developing, producing, selling and supporting innovative products that incorporate advanced technologies. The regulations applicable to our products, as well as our customers’ product and service needs, change from time to time. Moreover, regulatory changes may render our products and technologies non-compliant. Our ability to realize the anticipated benefits of our technological advancements or product improvements – including those associated with regulatory changes – depends on a variety of factors, including: meeting development, production, and regulatory approval schedules; meeting performance plans and expectations; the availability of raw materials and parts; our suppliers’ performance; the hiring, training and deployment of qualified personnel; achieving efficiencies; identifying emerging regulatory and technological trends; validating innovative technologies; the level of customer interest in new technologies and products; and the costs and customer acceptance of our new or improved products.

Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.

Product and service quality issues could harm customer confidence in our company and our brands. If certain of our product offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we can experience lost sales and increased costs and we can and have been exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement actions, which has also occurred in certain instances. In addition, when our products fail to perform as expected, we are exposed to warranty, product liability claims, personal injury and other claims.

We maintain strict quality controls and procedures. However, we cannot be certain that these controls and procedures will reveal defects in our products or their raw materials, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects, which could require a product recall. Product recalls can be expensive to implement, and may damage our reputation, customer relationships and market share.

In many jurisdictions, product liability claims are not limited to any specified amount of recovery. If any such claims or contribution requests or requirements exceed our available insurance or if there is a product recall, there could be an adverse impact on our results of operations. In addition, a recall or claim could require us to review our entire product portfolio to assess whether similar issues are present in other products, which could result in a significant disruption to our business and which could have a further adverse impact on our business, financial condition, results of operations and cash flows. There can be no assurance that we will not experience any material warranty or product liability claim losses in the future, that we will not incur significant costs to defend such claims or that we will have adequate reserves to cover any recalls, repair and replacement costs.

We are subject to litigation, environmental, and other legal and compliance risks.

We are subject to a variety of litigation, legal and compliance risks. These risks relate to, among other things, personal injuries, intellectual property rights, contract-related claims, taxes, environmental matters, employee health and safety, competition laws and laws governing improper business practices. If found responsible in connection with such matters, we could be subject to significant fines, penalties, repayments and other damages (in certain cases, treble damages), and experience reputational harm.

As a global business, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we operate, structure our investments and enforce our rights.

16 | Page

Changes in environmental and climate change related-laws could require additional investments in product designs, which may be more expensive or difficult to manufacture, qualify and sell and/or may involve additional product safety risks and could increase environmental compliance expenditures.

At times we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and property damage. Existing and future asbestos-related claims could adversely affect our financial condition, results of operations and cash flows. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions. Property damage lawsuits may involve claims relating to environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations or where certain of our products have been manufactured and used.

Our failure to comply with anti-corruption laws and regulations, or effectively manage our employees, customers and business partners, could severely damage our reputation, and materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to risks in relation to actions taken by us, our employees, third-party customers or third-party suppliers that constitute violations of the anti-corruption laws and regulations. While we adopt strict internal procedures and work closely with relevant government agencies to ensure compliance of our business operations with relevant laws and regulations, our efforts may not be sufficient to ensure that we comply with relevant laws and regulations at all times. If we, our employees, third-party customers or third-party suppliers violate these laws, rules or regulations, we could be subject to fines and/or other penalties. Actions by Malaysia regulatory authorities or the courts to provide an alternative interpretation of the laws and regulations or to adopt additional anti-bribery or anti-corruption related regulations could also require us to make changes to our operations. Our reputation, corporate image, and business operations may be materially and adversely affected if we fail to comply with these measures or become the target of any negative publicity as a result of actions taken by us, our employees, third-party customers or third-party suppliers.

Our business depends on the continued contributions made by Low Wai Koon (“Dr. Low”), as our founder, chief executive officer, and chairman of the board, the loss of who may result in a severe impediment to our business, results of operation and financial condition.

Our success is dependent upon the continued contributions made by founder, chief executive officer, and chairman of the board, Dr. Low. We rely on his expertise in business operations when we are developing our business. We have no “Key Man” insurance to cover the resulting losses in the event that any of our officer or directors should die or resign. In order to mitigate this risk, the Group has continued to invest in its personnel training as well as investment into its research and development department.

However, if Dr. Low cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in a severe damage to our business operations and would have an adverse material impact on our financial position and operating results. To sustain our operations, the Company may have to recruit and train replacement personnel at a higher cost. In addition, if Dr. Low joins our competitors or develops similar businesses that are in competition with our Company, our business, results of operation and financial conditions may also be negatively impacted.

Our business, financial condition and results of operations have been and may continue to be adversely affected by COVID-19.

The global outbreak of COVID-19 has severely constrained economic activity and, as a result, has caused a significant contraction in the global economy. In response to this outbreak, governments have taken preventive or protective actions, including imposing restrictions on business operations and travel. Governments have also implemented economic stabilization efforts and other measures to mitigate the economic effects of the outbreak; however, the effectiveness and continuation of those measures remains uncertain. Specifically, in response to the COVID-19 pandemic and its spread, the Malaysian government has implemented intermittent lockdowns in various stages such as (i) imposing full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory; (ii) easing MCO to a Conditional Movement Control Order (“CMCO”) under which most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia; and (iii) further easing CMCO to Recovery Movement Control Order. On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. On February 16, 2021, the government announced that a National COVID-19 Immunization Plan will be implemented for one year after February 2021, in which 80% of the Malaysian population will be vaccinated to achieve herd immunity. On March 5, 2021, lockdowns in most parts of the country were eased to a CMCO, however, COVID-19 cases in the country continued to rise. On May 12, 2021, the Malaysian government re-imposed a full lockdown order nationwide, until the earlier of when (i) daily COVID-19 infection cases in the country fall below 4,000; (ii) intensive care unit wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The total number of COVID-19 cases in the country surpassed three million on February 13, 2022, and the number of daily cases hit a record high of 33,406 on March 5, 2022.

17 | Page

The COVID-19 pandemic has had an adverse effect on our business, financial condition and results of operations. Since we lease offices in Malaysia, Cambodia and China for our business operations, the COVID-19 outbreak caused temporary office and factory closures from late March to May 2020, resulting in lower work efficiency and productivity. The nature and extent of the continuing impact of COVID-19 on our business, financial condition and results of operations is uncertain and will depend on future developments, including the recent and pending approvals of vaccines, the wide-spread distribution of vaccines and the effectiveness of such vaccines in preventing COVID-19, and the time it takes to vaccinate global populations.

The COVID-19 pandemic has created unique global and industry-wide challenges, including challenges to our business. Nonetheless, further prolonged closures and restrictions throughout the world or the rollback of reopening measures due to a resurgence of COVID-19 cases and continued decreases in the general level of economic activity may again disrupt our operations and the operations of our suppliers, distributors and customers.

As a result of the foregoing, the pandemic and its impact have also affected and could continue to affect the ability of our customers to pay for our products and services and to obtain financing for significant purchases and operations, which has resulted in, and could further result in, a decrease and/or cancellation of orders and/or payment delays or defaults. Such conditions may also adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy, which could impact our ability to fulfil orders on time or at the anticipated cost. We also may be required to raise additional capital in the future and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our results of operations and our credit ratings. There is no guarantee that financing will be available in the future to fund our obligations, or that it will be available on terms consistent with our expectations. Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

18 | Page

The war between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. The length, impact, and outcome of this ongoing military conflict is highly unpredictable and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, trade disputes or trade barriers, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage.

The war has led to significant sanctions programs imposed by the U.S., the European Union, the UK, Canada, Switzerland, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including, among others:

● blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

● blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians, and those with government connections or involved in Russian military activities;

● blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets, and bans on various Russian imports; and

● enhanced export controls and trade sanctions targeting Russia’s imports of technological goods as a whole, including tighter controls on exports and reexports of dual-use items, stricter licensing policy with respect to issuing export licenses, and/or increased use of “end-use” controls to block or impose licensing requirements on exports, as well as higher import tariffs and a prohibition on exporting luxury goods to Russia and Belarus.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products, and imposed other economic and financial restrictions. The situation is rapidly evolving, and additional sanctions by Russia on the one hand, and by the other countries on the other hand, could adversely affect the global economy, financial markets, energy supply and prices, certain critical materials and metals, supply chains, and global logistics and could adversely affect our business, financial condition, and results of operations.

Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant governmental authorities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for individuals working for us. We are actively monitoring the situation in Ukraine and Russia and assessing its impact on our business, including our business partners, employees and customers. To date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems, or networks needed to support our operations. The conflict has caused us to modify our operations in Russia and could lead to additional modifications in Russia. We cannot predict the progress or outcome of the war or its impacts in the territories where we operate. The extent and duration of the military action, sanctions, other consequences, such as Russia imposing restrictions on transactions or banning the export of energy products, including natural gas, and the resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any such disruption may also magnify the impact of other risks described in this section.

19 | Page

Risks Related to Doing Business in Malaysia

Developments in the social, political, regulatory and economic environment in Malaysia may have a material adverse impact on us.

Our business, prospects, financial condition and results of operations may be adversely affected by social, political, regulatory and economic developments in Malaysia. Such political and economic uncertainties include, but are not limited to, the risks of war, terrorism, nationalism, nullification of contract, changes in interest rates, imposition of capital controls and methods of taxation.

Negative developments in Malaysia’s socio-political environment may adversely affect our business, financial condition, results of operations and prospects. The Malaysian economy registered GDP growth of approximately 14.2% year on year growth for Q3 2022, according to the Department of Statistics Malaysia. Although the overall Malaysian economic environment (in which we predominantly operate) appears to be positive, there can be no assurance that this will continue to prevail in the future. Economic growth is determined by countless factors, and it is extremely difficult to predict with any level of absolute certainty. On March 11, 2020, the World Health Organization or WHO declared the coronavirus or COVID-19 a pandemic. Governments have also implemented economic stabilization efforts and other measures to mitigate the economic effects of the outbreak; however, the effectiveness and continuation of those measures remains uncertain. Specifically, in response to the COVID-19 pandemic and its spread, the Malaysian government has implemented intermittent lockdowns in various stages such as (i) imposing full movement control orders (“MCO”), under which, quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia were made mandatory; (ii) easing MCO to a Conditional Movement Control Order (“CMCO”) under which most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia; and (iii) further easing CMCO to Recovery Movement Control Order. On January 12, 2021, due to a resurgence of COVID-19 cases, the Malaysian government declared a state of emergency nationwide to combat COVID-19. On February 16, 2021, the government announced that a National COVID-19 Immunization Plan will be implemented for one year after February 2021, in which 80% of the Malaysian population will be vaccinated to achieve herd immunity. On March 5, 2021, lockdowns in most parts of the country were eased to a CMCO, however, COVID-19 cases in the country continued to rise. On May 12, 2021, the Malaysian government re-imposed a full lockdown order nationwide, until the earlier of when (i) daily COVID-19 infection cases in the country fall below 4,000; (ii) intensive care unit wards start operating at a moderate level; or (iii) 10% of the Malaysian population is fully vaccinated. The total number of COVID-19 cases in the country surpassed three million on February 13, 2022, and the number of daily cases hit a record high of 33,406 on March 5, 2022. As such, the extent to which the coronavirus may continue to adversely impact the Malaysian economy is uncertain. In the event that the Malaysia economy suffers, demand for our products may diminish, which would in turn result in our profitability. This could in turn result in a substantial need for restructuring of our business objectives and could result in a partial or entire loss of an investment in our Company.

We are subject to foreign exchange control policies in Malaysia.

The ability of our subsidiaries to pay dividends or make other payments to us may be restricted by the foreign exchange control policies in the countries where we operate. For example, there are foreign exchange policies in Malaysia which support the monitoring of capital flows into and out of the country in order to preserve its financial and economic stability. The foreign exchange policies are administered by the Foreign Exchange Administration, an arm of Bank Negara Malaysia (“BNM”), the central bank of Malaysia. The foreign exchange policies monitor and regulate both residents and non-residents. Under the current Foreign Exchange Administration rules issued by BNM, non-residents are free to repatriate any amount of funds from Malaysia in foreign currency other than the currency of Israel at any time (subject to limited exceptions), including capital, divestment proceeds, profits, dividends, rental, fees and interest arising from investment in Malaysia, subject to any withholding tax. In the event BNM or any other country where we operate introduces any restrictions in the future, we may be affected in our ability to repatriate dividends or other payments from our subsidiaries in Malaysia or in such other countries. Since we are a holding company and rely principally on dividends and other payments from our subsidiaries for our cash requirements, any restrictions on such dividends or other payments could materially and adversely affect our liquidity, financial condition and results of operation.

20 | Page

Economic, market and political developments in the countries where we operate could have a material and adverse effect on our business.

As with all organizations that seek to reduce business risks via geographical expansion, the economic, market and political conditions in other countries, particularly emerging market conditions in Southeast Asia, could have an influence on our business. Any widespread global financial instability or a significant loss of investor confidence in emerging market economies may materially and adversely affect our business, financial condition, results of operations, prospects or reputation.

Examples of such external factors or conditions that are outside our control include, but are not limited to the following:

● general economic, political and social conditions in Southeast Asian markets;

● consumer spending patterns in our key markets;

● currency and interest rate fluctuations;

● international events and circumstances such as wars, terrorist attacks, natural disasters and political instability; and

● changes in legal regimes and governmental regulations, such as licensing and approvals, taxation, duties and tariffs, in key markets and abroad.

For example, the global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. For example, in 2013, the Federal Reserve Bank in the United States announced the tapering of its bond-buying program which led to a high degree of volatility in equity markets and substantial devaluations in the currencies of many emerging economies, including markets where we operate. Economic conditions in the countries where we operate might be sensitive to global economic conditions, as well as changes in domestic economic and political policies and the expected or perceived overall economic growth rate in emerging markets. Furthermore, the outbreak of coronavirus disease 2019 was first reported in December 2019 in Wuhan, China. As at November 30, 2021, the coronavirus continues to impact the global economy.

21 | Page

Risks Related to Intellectual Property

If we are not able to adequately protect our proprietary intellectual property and information, and protect against third party claims that we are infringing on their intellectual property rights, our results of operations could be adversely affected.

The value of our business depends in part on our ability to protect our intellectual property including our patents applications and trademarks, as well as our customer, employee, and customer data. Third parties may try to challenge our ownership of our intellectual property in Asia and around the world. In addition, intellectual property rights and protections in Malaysia may be insufficient to protect material intellectual property rights. Further, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. The steps we have taken may not prevent unauthorized use of our intellectual property. We may need to resort to litigation to protect our intellectual property rights, which could result in substantial costs and diversion of resources. If we fail to protect our proprietary intellectual property and information, including with respect to any successful challenge to our ownership of intellectual property or material infringements of our intellectual property, this failure could have a significant adverse effect on our business, financial condition, and results of operations.

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

Our commercial success will depend in part on our success in obtaining and maintaining patents, copyrights, trademarks, trade secrets and other intellectual property rights in Malaysia and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include a scope sufficient to protect our products, any additional features we develop for our products or any new products. Other parties may have developed technologies that may be related or competitive to our system, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. Our patent position may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods.

We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees.

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

● any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our products;

● any of our pending patent applications will be issued as patents;

● we were the first to file patent applications for these inventions;

● others will not develop similar or alternative technologies that do not infringe our patents; any of our patents will be found to ultimately be valid and enforceable;

● any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

● we will develop additional proprietary technologies or products that are separately patentable; or

● our commercial activities or products will not infringe upon the patents of others.

We rely, in part, upon unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

22 | Page

Risks Relating to Our Securities

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our ordinary share, which is listed on the Over-the-Counter Pink Sheets, and there can be no assurance that a trading market will develop further or be maintained in the future.

The market price of our ordinary share may be volatile.

The market price of our ordinary share has been and will likely continue to be highly volatile, as is the stock market in general, and the market for OTC Pink Sheet quoted stocks in particular. Some of the factors that may materially affect the market price of our ordinary share are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our ordinary share. These factors may materially adversely affect the market price of our ordinary share, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our ordinary share.

Our ordinary share may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our ordinary share is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our ordinary share and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses, which could adversely impact investors in our stock.

OTC Pink Sheet securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTC Pink Sheet reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

● Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

● Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

● “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

● Excessive and undisclosed bid-ask differentials and mark-ups by selling broker-dealers; and

● Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

● Our management is aware of the abuses that have occurred historically in the penny stock market.

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our ordinary share and do not anticipate paying any cash dividends on our ordinary share in the foreseeable future and any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

23 | Page

General Risks

Natural disasters, epidemics or other unexpected events may disrupt our operations, adversely affect our results of operations, financial condition and may not be fully covered by insurance.

The occurrence of one or more natural disasters, power outages or other unexpected events, including hurricanes, fires, earthquakes, volcanic eruptions, tsunamis, floods and other forms of severe weather, health epidemics, pandemics (including COVID-19) or other contagious outbreaks, conflicts, wars or terrorist acts, in the U.S. or in other countries in which we or our suppliers or customers operate could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could damage or close one or more of our facilities or disrupt our operations temporarily or long-term, such as by causing business interruptions or by affecting the availability and/or cost of materials needed for manufacturing. We have only one factory and another assembly line that can manufacture a specific product or product line. As a result, damage to or the closure of that factory may disrupt or prevent us from manufacturing certain products. Existing insurance arrangements may not cover all of the costs or lost cash flows that may arise from such events. The occurrence of any of these events could also increase our insurance and other operating costs or harm our sales.

We may be affected by global economic, capital market and political conditions, and conditions in the construction, transportation and infrastructure industries in particular.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks and conditions, including credit market conditions, levels of consumer and business confidence, fluctuations in residential, commercial and industrial construction activity, pandemic health issues (including COVID-19 and its effects), natural disasters, commodity prices, energy costs, interest rates, foreign exchange rates, levels of government spending and deficits, trade policies (including tariffs, boycotts and sanctions), regulatory changes, actual or anticipated default on sovereign debt and other challenges that could affect the global economy.

These economic and political conditions affect our business in a number of ways. At this point, the extent to which COVID-19 will continue to impact the global economy remains uncertain, but pandemics or other significant public health events, or the perception that such events may occur, could have a material adverse effect on our business, results of operations and financial condition. Additionally, the tightening of credit in the capital markets could adversely affect the ability of our customers, including individual end-customers and businesses, to obtain financing for significant purchases and operations, which could result in a decrease in or cancellation of orders for our products and services. Similarly, tightening credit may adversely affect our supply base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Additionally, because we have a number of factories and suppliers in foreign countries, the imposition of tariffs or sanctions or unusually restrictive border crossing rules could adversely affect our supply chain, operations and overall business.

Our business and financial performance is also adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending and construction (both residential and commercial as well as remodelling).

Our business success depends on attracting and retaining qualified personnel.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have leadership with the necessary skill sets and experience could impede our ability to deliver our growth objectives, execute our strategic plan and effectively transition our leadership.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s principal executive office is located at 31-A2, Jalan 5/32A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. We believe that our existing factories operating in the People’s Republic of China and Malaysia, which are described above, are well maintained and in good operating condition, and will be sufficient for our production goals for the next year.

ITEM 3.	LEGAL PROCEEDINGS

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

The Company believes the claims are without merit and will defend itself against the claims.

ITEM 4.	MINE SAFETY DISCLOSURES

No report required.

24 | Page

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The registrant had 102,003,018 shares of our Common Stock par value, $0.001 issued and outstanding as of December 8, 2022. There were 128 record holders of our common stock.

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

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through internally generated funds and proceeds from issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, proceeds from issuance of securities, further advances, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through internally generated funds and proceeds from issuance of securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) research and developmental, (ii) business expansion expenditure and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Results of Operations

The following table sets forth certain selected statement of operations data for the financial year indicated in U.S. Dollars. In addition, we note that the period-to-period comparison may not be indicative of future performance.

The following summary of our operations should be read in conjunction with our audited financial statements for the financial years ended August 31(“FYE”), 2022, and 2021, which are included herein.

	Year Ended August 31
	2022	2021	Changes	%
Revenue	$1,190,616	$774,805	$415,811	54%
Cost of revenues	952,228	503,116	449,112	89%
Gross profit	238,388	271,689	(33,301)	(12)%
Operating expenses	4,856,039	1,413,678	3,442,361	244%
Loss from operations	(4,617,651)	(1,141,989)	(3,475, 662)	304%
Other expense	(938,976)	(23,036)	(915,940)	3,976%
Net Loss	(5,556,627)	(1,165,025)	(4,391,602)	377%

Revenue

Revenue for FYE 2022, were $1,190,616 compared to revenue in FYE 2021 of $774,805, an increase of $415,811 or approximately 54%. Our sales increases in the 2022 is attributable to the expansion of customers base, increase of sales from existing customers and expansion of product offerings.

25 | Page

Cost of Sales

Cost of revenues was $952,228 or 80% of revenues in the FYE 2022, as compared to $503,116 or 65% of revenue in FYE 2021. Cost of revenues includes production cost and purchases of goods. Higher cost of revenues was attributable to manufacturing and related costs for evoairTM products, comprising material costs, labor cost, R&D for product improvement, product testing and inspection, factory rental, depreciation expense as well as sample products for market penetration.

Gross profit

Gross profit was $238,388 for FYE 2022 or 20% of revenues compared to $271,689 in FYE 2021 or 35% of revenues. The decrease in gross profit as a percentage of sales (“gross margin”) was attributable to the lower gross margin from new product line which has not achieved economy of scale. The decrease of gross profit in 2022 is attributable to the commercialization of evoair productsTM with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with improvement of revenue streams from distributor and dealership model, projects, and licensing model.

Operating expenses

Operating expenses totaled $4,856,039 for FYE 2022, compared to $1,413,678 in operating expenses for FYE 2021, or an increase of $3,442,361 or 244%. The operating expenses include salary and related expenses, commissions, rental and professional fees. The increase in operating expenses was in line with the growth in business operations and business development, comprising predominantly professional fee, amortization of intangible assets, and compliance cost in relation to our financial reporting, patent, and trademark filings.

Other income and (expense)

Other income and expense are comprised of other income and interest expense. Interest expenses was $1,005,498 for the FYE 2022, compared to $25,659 in interest expense for FYE 2021. The increases in other expense were primary attributable to the amortization of beneficial conversion feature of convertible bonds $1,005,645 and offset with other income $66,522. The other income primarily included $26,357 government subsidy, $31,004 product line income, and $9,152 product testing income.

Net loss

Premised on the factors discussed above, the Company incurred a net loss from of $5,556,627 for FYE 2022, compared to a net loss of $1,165,025 for FYE 2021. The continuous net loss was attributable to building up of infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	Year Ended
	August 31,
	2022	2021	Changes	%
Current assets	$1,688,926	$3,224,772	$(1,535,846)	(48)%
Current liabilities	892,004	1,639,090	(747,086)	(46)%
Working capital	796,922	1,585,682	(788,760)	(50)%

As of August 31, 2022, our company’s current liabilities stood at $892,004, which included accounts payable and accruals of $216,830, other payable of $31,980, deferred revenue $513,072, current portion hire purchase creditor $10,135, amount due to shareholders $2,301, and current portion operating lease liabilities of $117,686.

26 | Page

As of August 31, 2022, the Company recorded a positive working capital of $796,922 compared with the positive working capital of $1,585,682 as of August 31, 2021. The decrease in working capital was primarily due to decrease in cash and the increase in operation activities.

Cash Flows

	Year Ended
	August 31,
	2022	2021	Changes	%
Cash flows used in operating activities	$(1,540,167)	$(2,001,253)	$461,086	(23)%
Cash flows used in investing activities	(561,315)	(94,045)	(467,270)	497%
Cash flows generated from financing activities	454,722	3,288,033	(2,833,311)	(86)%
Net changes in cash	(1,646,760)	1,192,735	(2,839,495)	(238)%

The Company’s cash and cash equivalents stood at $152,304 as of August 31, 2022. Cash used in operating activities for the year ended August 31, 2022, was $1,540,178. The change was primarily due to increase in net loss offset with increased ROU and intangible assets amortization and more inventories purchased this year.

Cash used in investing activities resulted from purchase of fixed assets amounting to $561,315 for the year ended August 31, 2022.

During the FYE 2022, cash generated from financing activities resulted from proceeds from issuance of common stock amounting to $185,185, payments of hire purchase amounting to $5,308, proceeds from shares to be issued amounting to $75,000, and proceeds from capital contribution amounting to $199,845.

Seasonality

The Company’s business is not subject to seasonality.

Off-Balance Sheet Arrangements.

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Revenue recognition

Our revenue recognition policy is in compliance with ASC 606, Revenue from Contracts with Customers whereby revenue is recognized when a customer obtains control of promised goods and is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model to determine this amount:

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

27 | Page

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities, and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2022 and 2021 include the assumptions used to value tax liabilities, derivative financial instruments, estimates of the allowance for deferred tax assets, accounts receivable allowance, impairment of long-lived assets and inventory write-offs.

Going Concern

As of August 31, 2022, and August 31, 2021, the Company had an accumulated deficit of $7,465,373 and $2,233,496 respectively. The Company incurred net loss of $5,556,627 and $1,165,025 for FYE 2022, and FYE 2021, respectively. The cash used in operating activities for the year ended August 31, 2022, was $1,540,167. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of New Business into the Company contemplated under the Transactions (defined in Note 1 to the consolidated financial statements), the Management believes that the actions to be taken by the Management to further implement the business plans for the New Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), as well as improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly the financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of August 31, 2022.

28 | Page

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) is the sole source of authoritative U.S. GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2019, the FASB issued ASU No. 2019-10 “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”. In March 2020, the FASB issued ASU No. 2020-03 “Codification Improvements to Financial Instruments”; which modifies the measurement of expected credit losses of certain financial instruments. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022. The Company is currently assessing the impact of these ASUs on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

29 | Page

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EvoAir Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EvoAir Holdings Inc. (the “Company”) as of August 31, 2022, the related statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended August 31, 2022, and the related notes to the financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022, and the results of its operations and its cash flows for the year ended August 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company had an accumulated deficit of $7,465,373. The Company incurred net loss of $5,231,877 for year ended August 31, 2022. The cash used in operating activities were $1,540,167 for the year ended August 31, 2022. The Company has accumulated loss since inception which raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Singapore

December 14, 2022

(PCAOB ID No. 3487)

30 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF AUGUST 31, 2022 AND AUGUST 31, 2021

	August 31, 2022	August 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$152,304	$1,714,890
Account receivables	85,960	127,802
Inventories	618,996	142,519
Deposit, prepayments and other receivables	831,666	1,239,561
Total current assets	1,688,926	3,224,772

Non-current assets
Property, plant and equipment, net	602,755	136,598
Operating lease right-of-use assets	442,020	-
Technology-related intangible assets, net	80,376,175	-
Total non-current assets	81,420,950	136,598

TOTAL ASSETS	$83,109,876	$3,361,370

Current liabilities
Accounts payable and accruals	$216,830	$111,894
Other payables	31,980	33,078
Deferred revenue	513,072	426,777
Hire purchase creditor	10,135	6,861
Financial liability - Convertible Bonds	-	1,007,999
Amounts due to shareholders	2,301	52,481
Operating lease liability - current	117,686	-
Total current liabilities	892,004	1,639,090

Non-current liabilities
Non-current hire purchase creditor	18,207	26,789
Non-current operating lease liabilities	355,186	-
Total non-current liabilities	373,393	26,789

TOTAL LIABILITIES	1,265,397	1,665,879

Commitments and contingencies (Note 16)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 101,853,397 and 2,970,000 shares issued and outstanding as at August 31, 2022 and August 31, 2021	101,854	2,970
Additional paid in capital	89,125,872	2,890,471
Shares to be issued	75,000	861,883
Accumulated other comprehensive income	65,880	5,696
Accumulated deficit	(7,465,373)	(2,233,496)
Non-controlling interest	(58,754)	167,967
Total shareholders’ equity	81,844,479	1,695,491

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,109,876	$3,361,370

The accompanying footnotes are an integral part of these consolidated financial statements.

31 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

	August 31, 2022	August 31, 2021

Revenue	$1,190,616	774,805
Cost of revenue	952,228	503,116
Gross profit	238,388	271,689

Operating expenses:
Selling and marketing expenses	41,171	31,663
General and administrative expenses	4,814,868	1,382,015
Total operating expenses	4,856,039	1,413,678

Loss from operation	(4,617,651)	(1,141,989)

Other income/(expense)
Interest expense	(1,005,498)	(25,659)
Other income	66,522	2,623
Total other income/(expense)	(938,976)	(23,036)

Loss from operation before income taxes	(5,556,627)	(1,165,025)

Income tax expenses	-	-

Net loss	$(5,556,627)	(1,165,025)

Less: Net loss attributable to non-controlling interests	324,750	80,139

Net loss attributable to equity holders of the Company	(5,231,877)	(1,084,886)

Other comprehensive income:
Foreign currency translation adjustment	87,731	21,043
Total comprehensive loss	(5,144,146)	(1,063,843)

Less: net comprehensive income attributable to non-controlling interests	27,547	1,971

Net comprehensive loss attributable to equity holders of the Company	(5,116,599)	(1,061,872)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.08)	(0.37)

Weighted average number of common shares outstanding:
Basic and diluted	62,181,538	2,970,000

The accompanying footnotes are an integral part of these consolidated financial statements.

32 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

	Common stock		Additional paid in	Accumulated other comprehensive	Accumulated	Shares to	Non-controlling
	Shares	Amount	capital	Income	deficit	be issued	interests	Total

Balance at August 31, 2020	2,970,000	$2,970	$730,814	$(13,376)	$(1,148,610)	$-	$-	$(428,202)
Forgiveness of loan from related party and stock refund payable	-	-	13,292	-	-	-	-	13,292
Capital contribution	-	-	2,146,365	-	-	-	246,135	2,392,500
Issuance of common stock for cash	-	-	-	-	-	861,883	-	861,883
Foreign currency translation adjustment	-	-	-	19,072	-	-	1,971	21,043
Net loss	-	-	-	-	(1,084,886)	-	(80,139)	(1,165,025)
Balance at August 31, 2021	2,970,000	2,970	2,890,471	5,696	(2,233,496)	861,883	167,967	1,695,491
Beneficial conversion feature on financial liability -convertible bonds	-	-	1,005,645	-	-	-	-	1,005,645
Capital contribution	-	-	129,363	-	-	-	70,482	199,845
Issuance of common stock for convertible bonds	1,116,055	1,116	1,003,326		-	-	-	1,004,442
Issuance of common stock pursuant to share exchange agreement	102,000	102	(102)	-	-	-	-	-
Issuance of common stock for Intellectual Assets	83,147,767	83,148	83,064,619	-	-	-	-	83,147,767
Issuance of common stock for Cash	14,517,575	14,518	1,032,550	-	-	(786,883)	-	260,185
Foreign currency translation adjustment	-	-	-	60,184	-	-	27,547	87,731
Net loss	-	-	-	-	(5,231,877)	-	(324,750)	(5,556,627)
Balance at August 31, 2022	101,853,397	$101,854	$89,125,872	$65,880	$(7,465,373)	75,000	$(58,754)	$81,844,479

33 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

	August 31, 2022	August 31, 2021

Cash flows from operating activities
Net loss	$(5,556,627)	(1,165,025)
Adjustments for non-cash income and expenses:
Depreciation	95,158	25,414
Amortization	2,854,953	-
Beneficial conversion feature of convertible bonds	1,005,645	-
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivables	41,842	(88,652)
Increase in inventories	(476,477)	(48,378)
Decrease/ (Increase) in deposit, prepayments and advances to suppliers	407,895	(1,185,426)
Increase in operating lease right-of-use assets	(525,381)	-
Increase in accounts payable and accruals	104,936	95,475
Increase in deferred revenue	86,295	426,777
Decrease in stock refund payable	-	(1,950)
Increase in operating lease liabilities	472,872	-
Decrease in other payables	(1,098)	(54,753)
Decrease in amounts due to related party	(50,180)	(4,735)

Net cash used in operations	$(1,540,167)	$(2,001,253)

Cash flows from investing activity
Purchase of property and equipment	(561,315)	(94,045)
Net cash used in investing activity	$(561,315)	$(94,045)

Cash flows from financing activities
Proceeds from hire purchase	-	33,650
Payments of hire purchase	(5,308)	-
Proceeds from issuance of common stock	185,185	-
Proceeds from shares to be issued	75,000	861,883
Proceeds from capital contribution	199,845	2,392,500
Net cash generated from financing activities	$454,722	$3,288,033

Net (decrease)/increase in cash and cash equivalents	(1,646,760)	1,192,735
Effect of exchange rate changes	84,174	31,838
Cash and cash equivalents at start of year	1,714,890	490,317
Cash and cash equivalents at end of year	152,304	1,714,890

Supplemental disclosure of non-cash investing and financing information :
Common stock issued for technology-related intangible assets	$83,147,767	$-
Common stock issued for convertible bonds	$1,007,999	$-
Increase in additional paid in capital due to forgiveness of loan from related party and stock refund payable	$-	$13,292

The accompanying footnotes are an integral part of these consolidated financial statements.

34 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2022, AND 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

EvoAir Holdings Inc., (formerly Unex Holdings Inc.) (the “Company”, “EVOH”, “we”, “us”, or “our”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted an August 31 fiscal year end.

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

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323 (“Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited of 24,000 shares and 6,000 shares of common stock, respectively, or approximately 0.02% and 0.01% of the Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited, Allegro Investment (BVI) Limited and WKLEE Sellers of 49,320 shares, 8,280 shares and in aggregate 14,400 shares, respectively, of the common stock of the Company, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which the Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EvoAir Group to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

35 | Page

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents relating to the portable air-conditioner, e-Cond EVOTM and the trademarks as described in the deed of assignments thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global Limited, Allegro Investment (BVI) Limited and certain nominees shall be allotted and issued 63,362,756 shares, 14,297,259 shares and in aggregate 5,487,752 shares, respectively of the Company’s common stock or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Enlarged Share Capital in consideration for the IP Assignments.

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

EvoAir International is a company incorporated in the British Virgin Islands on November 17, 2021. Effective from the December 20, 2021, it wholly owned WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and b) WKL Green Energy a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina, a Cambodia company incorporated on February 4, 2021 (e) WKL Guanzhe Green Technology Guangzhou, a Chinese company incorporated in April 6, 2021 and (f) Evo Air Marketing, a Malaysian company incorporated in February 2, 2021, is a wholly owned subsidiary of EvoAir Manufacturing.

On June 15, 2022, the Company filed a Certificate of Amendment (the “Amendment”) to the Articles of Incorporation with Nevada’s Secretary of State to change the name of the Company from Unex Holdings Inc. to EvoAir Holdings Inc. (the “Name Change”), and the Name Change became market effective on November 4, 2022. Effective on November 11, 2022, the Company’s shares began trading under the new ticker symbol “EVOH”.

The Company consolidates the following subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd(Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhen Green Technology Guangzhou Co Ltd (China)	55%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

NOTE 2 – CHANGE OF CONTROL

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing 67.34% of the Enlarged Share Capital, sold his entire shareholding of the Company to WKL Global for an aggregate consideration of $100. Upon completion of the Change of Control Transaction, WKL Global Limited then owned 2,000,000 shares, or approximately 67.34% of Enlarged Share Capital, which resulted in a change of control of the Company.

36 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2022, is prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of August 31, 2022, and August 31, 2021, the Company had an accumulated deficit of $7,465,373 and $2,233,496 respectively. The Company incurred net loss of $5,231,877 and $1,084,886 for years ended August 31, 2022, and August 31, 2021, respectively. The cash used in operating activities were $1,540,167 and $2,001,253 for the years ended August 31, 2022, and August 31, 2021, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation:

The accompanying consolidated financial statements have been prepared by EVOH and its subsidiaries (the “Group” or “EvoAir Group”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, and its 67.5% owned EvoAir Manufacturing which included a 100% owned subsidiary Evo Air Marketing, 55% owned WKL EcoEarth Indochina, and its 55% owned WKL Guanzhe as part of the Transaction contemplated in Note 1.

As WKL Eco Earth and WKL Green Energy were under common control at the time of the Transaction, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, EVOH’s consolidated balance sheets as of August 31, 2022, and August 31, 2021, reflect WKL Eco Earth and WKL Green Energy on a historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities.

37 | Page

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the stockholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statements of operations and comprehensive loss as an allocation of the total loss for the year between non-controlling interest holders and the stockholders of the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets and Rights of Use (“ROU”) assets (including lease liabilities), and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on August 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution.

WKL Guanzhe business is primarily conducted in China and substantially all of revenues are denominated in RMB. The government of People’s Republic of China (“PRC”) imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2022, and August 31, 2021, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

38 | Page

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. The Company reviews the allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. An account receivable is written off after all collection effort has ceased. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

As of August 31, 2022, and August 31, 2021, our accounts receivable amounted to $85,960 and $127,802, respectively, with no allowance for doubtful accounts for both periods.

Inventories

Inventories consist primarily of finished goods, raw materials, and work-in-process (“WIP”) from WKL Eco Earth, WKL EcoEarth Indochina, WKL Guanzhe, and EvoAir Manufacturing.

We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. All other costs, including administrative costs, are expensed as incurred.

Deposit, prepayments, and other receivables

Deposit, prepayments and other receivables are comprised of prepayments paid to vendors to initiate orders and prepaid services fees and are classified as current assets if such amounts are to be recognized within one year from the balance sheet date.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets. Property and equipment are depreciated over 5 to 10 years.

39 | Page

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

Intangible Assets and Other Long-Lived Assets

The Company’s intangible assets consist of patents and trademarks related to assignments of intellectual properties by Dr. Low into WKL Eco Earth Holdings under the IP Assignments as contemplated in Note 1. The intangible assets are recorded at fair market value and are amortized using the straight-line method over an estimated life of 20 years for both patents and trademarks.

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $426,777 recorded as of August 31, 2021, was subsequently recognized as revenue in October 2021.The Company recognized $513,072 deferred revenue as of August 31, 2022, with $112,176 recognized as revenue as of the report date.

40 | Page

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of August 31, 2022.

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of August 31, 2022, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

41 | Page

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under the authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the application of the CECL impairment model to have a significant impact on its allowance for uncollectible amounts for accounts receivable.

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

NOTE 5 INVENTORIES

Inventories consist of the following:

	August 31, 2022	August 31, 2021

Finished goods	$385,102	$79,306
Raw materials and supplies	162,820	63,213
Work in progress	71,074	-

Total inventory on hand	$618,996	$142,519

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	August 31, 2022	August 31, 2021

Deposits and Prepayment	61,270	15,208
Other receivables (Advances from suppliers)	770,396	1,224,353
Total	831,666	1,239,561

42 | Page

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	August 31, 2022	August 31, 2021
Plant and machineries	$464,019	$-
Office equipment	55,587	46,375
Vehicles	71,860	58,247
Furniture and equipment	26,577	23,864
Renovation	134,309	62,551
	752,352	191,037
Less: Accumulated depreciation	(149,597)	(54,439)
Property, plant and equipment, net	$602,755	$136,598

Depreciation expense for the year ended August 31, 2021, was $25,414. Depreciation expense for the year ended August 31, 2022, was $95,158.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of August 31, 2022, and August 31, 2021:

	August 31, 2022	August 31, 2021

Technology 1-Portable Air Cooler	$27,438,763	$-
Technology 2-Condensing Unit	55,709,004
	83,147,767	-
Less: Accumulated amortization	(2,771,592)	-
Intangible assets, net	$80,376,175	$-

Amortization expense for intangible assets for the year ended August 31, 2022, was $2,771,592.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Account payables and accruals, and other payables consist of the following:

	August 31, 2022	August 31, 2021

Accounts payable	$110,782	$102,394
Accruals	106,048	9,500
Other payables	31,980	33,078
Total	$248,810	$144,972

43 | Page

NOTE 10 CONVERTIBLE BONDS

Convertible bonds consist of the following:

	August 31, 2022	August 31, 2021
Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020. The Company issued 49,383 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction.	$-	$44,601

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020. The Company issued 205,762 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	185,840

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020. The Company issued 1,647 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	1,487

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020,. The Company issued 82,305 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	74,336

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020,. The Company issued 24,692 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	22,301

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020. The Company issued 205,762 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	185,841

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020. The Company issued 329,219 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	297,345

Convertible bonds payable to a private investor,interest free. The Company issued 205,762 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	185,841

Convertible bonds payable to a private investor bearing interest at 10%. Accrued interests were paid on November 15, 2020. The Company issued 15,523 shares of common stock pursuant to the conversion of convertible bonds at 10% discount to the issue price upon completion of the Transaction	-	10,407
	$-	$1,007,999

All accrued interests from above convertible bonds have been settled on November 15, 2020. All principals were converted into a total of 1,116,055 shares at S$0.9 per share based on 10% discount to issue price of US1.00, i.e. (US$0.90) (“Conversion Price”) at the closing date. The company determined a contingent BCF existed at the date of issuance of the convertible bonds, which allowed the holders to purchase equity at a discount to the offering price. While such contingent BCF is measured on the basis of the commitment-date stock price, it is not recognized until the contingency occurs.

44 | Page

During the year ended August 31, 2022, upon the completion of the Transactions, the conversion feature has been realized. The Company recorded the beneficial conversion feature of U$1,005,645.

NOTE 11 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are non-interest bearing, unsecured, have no fixed repayment term, and are not evidenced by any written agreement. The Company reported amount due to shareholders of $2,301 and $52,481 as of August 31, 2022, and August 31, 2021, respectively.

ECo Awareness Sdn Bhd

ECo Awareness Sdn Bhd is related to a common shareholder. ECo Awareness Sdn Bhd was our main distributor for E-condLife product. Eco Awareness Sdn Bhd has been re-designated as distributor in October 2021.

The sales generated from ECo Awareness Sdn Bhd amounted to $22,903 and $190,640 during the years ended August 31, 2022, and August 31, 2021, respectively. The accounts receivable from ECo Awareness Sdn Bhd amounted to $0 and $77,830 as of August 31, 2022, and August 31, 2021, respectively.

The purchases from ECo Awareness Sdn Bhd amounted to $15,904 and $70,820 during the years ended August 31, 2022, and August 31, 2021, respectively. The accounts payable due to ECo Awareness Sdn Bhd amounted $0 and $70,650 as of August 31, 2022, and August 31, 2021, respectively.

NOTE 12 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company has increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the year ended August 31, 2021, a related party forgive a loan and stock refund payable amounting to $13,292, which were written off against additional paid-in capital.

During the year ended August 31, 2021, the Company received cash proceeds of $2,392,500 from capital contribution. The Company also received cash proceeds of $861,883 from shares to be issued, and those shares were issued during year ended August 31, 2022.

During the year ended August 31, 2022, the Company issued 1,116,055 shares of common stock in connection with the conversion of $1,004,442 in principal related to its convertible bonds.

During the year ended August 31, 2022, the Company issued 83,147,767 shares of common stock in connection with Dr. Low’s two deeds of assignments of intellectual properties.

During the year ended August 31, 2022, the Company issued 14,443,501 shares of common stock pursuant to investment exchange agreements with relevant interest holders in relation to capital raising undertaken by WKL Eco Earth Holdings in prior years.

During the year ended August 31, 2022, the Company issued 30,000 shares of common stock pursuant to share exchange agreement with WKL Eco Earth Holdings for acquisition of WKL Green Energy and issued 72,000 shares of common stock pursuant to share exchange agreement for the acquisition of WKL Eco Earth.

45 | Page

During the year ended August 31, 2022, the Company issued 74,074 shares of common stock, par value $0.001 per share (“Common Stock”), at a per share purchase price of $2.50 (the “Offering”) for gross proceeds of $185,185, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50.

During the year ended August 31, 2022, the Company received cash proceeds of $199,845 from capital contribution. The Company also received cash proceeds of $75,000 from 30,000 shares to be issued, and those shares were issued on October 26, 2022.

As of August 31, 2022, and August 31, 2021, the Company had 101,853,397 and 2,970,000 shares of its common stock issued and outstanding, respectively.

NOTE 13 INCOME TAXES

The Company’s operating subsidiaries are governed by the Income Tax Law, which is concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). We are routinely undergoing examinations in the jurisdictions in which we operate.

The Company has operations in Singapore, Malaysia, Cambodia, BVI, and China that are subject to taxes in the jurisdictions in which they operate, as follows:

Singapore

WKL Eco Earth Holdings is incorporated in Singapore, and under the current tax laws of Singapore, its standard corporate income tax rate is 17%.

Malaysia

WKL Eco Earth, WKL Green Energy and Evoair Manufacturing (including its 100% subsidiary Evo Air Marketing) are incorporated in Malaysia and are subject to common corporate income tax rate at 24%.

Cambodia

WKL EcoEarth Indochina is incorporated in Cambodia, and under the current tax laws of Cambodia, its standard corporate tax rate is 20%.

BVI

EvoAir International is incorporated in BVI, and a BVI Business Company is exempt from the BVI income tax.

China

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Twelve Months Ended
	August 31,
	2022	2021
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

46 | Page

The components of net deferred tax assets are as follows:

	August 31, 2022	August 31, 2021
Net operating loss carry-forward	$7,470,000	$2,230,000
Less: valuation allowance	(7,470,000)	(2,230,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $7,470,000 at August 31, 2022, and approximately $2,230,000 at August 31, 2021, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 14 ROU ASSET AND LEASES

A lease is defined as a contract that conveys the right to control the use of identifiable tangible property for a period of time in exchange for consideration. On February 28, 2022, the Company adopted ASC Topic 842 which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee including the Company’s leases of office and factory. The Company elected to not recognize ROU assets and lease liabilities arising from short-term leases with initial lease terms of twelve months or less (deemed immaterial) on the accompanying consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on the effective interest, the effective amortization on the lease liability. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases as of August 31, 2022, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

The following is a summary of ROU asset and operating lease liabilities:

	August 31, 2022	August 31, 2021
Assets:
ROU asset	$442,020	$-

Liabilities:
Current:
Operating lease liabilities	$117,686	$-
Non-current
Operating lease liabilities	355,186	-
Total lease liabilities	$472,872	$-

As of August 31, 2022, remaining maturities of lease liabilities were as follows:

Operating lease
2023	$117,686
2024	135,821
2025	112,235
2026	78,291
2027 and thereafter	28,839
Total	$472,872

47 | Page

NOTE 15 CONCENTRATIONS

Revenues

For the years ended August 31, 2022, and 2021, the following customers comprised more than 10% of total sales:

	For the years
	August 31, 2022	August 31, 2021
Customer #1	*	25%
Customer #2	*	21%
Customer #3	27%	*
Customer #4	13%	*

*	Accounted for less than 10% for the period

Accounts receivable

As of the years ended August 31, 2022, and 2021, the following customers comprised more than 10% of total accounts receivable:

	For the year ended
	August 31, 2022	August 31, 2021
Customer #5	19%	*
Customer #1	*	47%
Customer #6	14%	*
Customer #2	*	17%
Customer #7	12%	*

*	Accounted for less than 10% for the year end

Purchases

For the years ended August 31, 2022, and 2021, the following vendors comprised more than 10% of total purchases:

	For the years
	August 31, 2022	August 31, 2021
Vendor #1	*	45%
Vendor #2	*	35%
Vendor #3	37%	*
Vendor #4	18%	*
Vendor #5	15%	*
Vendor #6	15%	*

*	Accounted for less than 10% for the period

NOTE 16 COMMITMENTS AND CONTINGENCIES

Litigation and Claims

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

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. The outcome of the above case very much depends on the evidence produced and the weight of the Court places on the evidence. As it stands, WKL has a probability of success in its Counterclaim against the parties. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 17 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2022, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

In September 2022, the Company agreed to issue and sell 119,621 shares (the “Shares”) of its common stock, par value $0.001 per share (“Common Stock”), at a per share purchase price of $2.50 (the “Offering”), as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The Company received the gross proceeds from the Offering of $299,055 on September 14, 2022, September 15, 2022, and September 27, 2022, respectively. Those shares were issued to the Investors on October 26, 2022.

On June 15, 2022, the Company filed a Certificate of Amendment (the “Amendment”) to the Articles of Incorporation with Nevada’s Secretary of State to change the name of the Company from Unex Holdings Inc. to EvoAir Holdings Inc. (the “Name Change”), and the Name Change became market effective on November 4, 2022. Effective on November 11, 2022, the Company’s shares began trading under the new ticker symbol “EVOH”.

48 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. Based on our management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2022:

●	Due to our limited resources, we do not have enough accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with US GAAP which could lead to untimely identification and resolution of accounting matters inherent in our financial transactions in accordance with US GAAP.

●	The Company has insufficient written policies and procedures for accounting and financial reporting, which led to inadequate financial statement closing process.

●	The Company has a lack of segregation of duties, a lack of audit committee or independent governance/oversight.

Our management also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

49 | Page

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

Name	Age	Positions
Low Wai Koon	52	Executive Director/ Chairman/ Chief Executive Officer
Chan Kok Wei	48	Executive Director/ Group Managing Director
Ong Bee Chen	46	Executive Director/ Chief Financial Officer
Goh Chuan Meng	37	Independent Non-Executive Director
Tan Soon Hock	55	Non-Executive Director
Ivan Oh Joon Wern	29	Non-Executive Director

Dr. Low, aged 52, is the founder and Chief Executive Officer of the EvoAir Group since 2017, where heads the research and development team of EvoAir Group, provides leadership and builds consensus, in conjunction with the Group Managing Director and oversees the day the day-to-day operations of the Group. Prior to joining the EvoAir Group, Dr. Low had over 15 years of experience in the mechanical engineering sector. He founded Proficient Auto Sdn Bhd, a chain auto service centre in Malaysia, in 2001 and acted as an executive director from 2001 to 2013 where he was in charge of day to day operation. Dr Low was the founder and Executive Director of LWK Automotive Green Technologies Sdn Bhd from 2011 to 2017 overseeing day to day operation, as well as designing producing various products focusing on green technologies, including the Hydraulic Powered Drive System (“HPDS”), a fully waterproof transmission technology that incorporates a normal combustion engine with a hydraulic system, with the objective to produce an environmentally friendly system that enables conventional engines and generators to run more efficiently; and multi-purpose rescue vehicle (“MRV”), a unique vehicle built upon the HPDS green technology for the disaster relief sector. Dr. Low is also the author of ‘The Light’, a book focusing on creating awareness of environmental protection by mankind as a green activist. He was conferred a Degree of Doctor of Philosophy (Honoris Causa) with a major in Robotics Engineering Science from the American World University in 2009 and is an Honorary Fellow of the International Society of Professional Engineers, USA, since 2010.

Mr. Chan, aged 48, is an executive director of the Group. Mr. Chan is a Co-founder and Group Managing Director of EvoAir Group since 2017. He is responsible for the general management, planning of overall strategy and day-to-day operations of the Group, development of the Group’s overall strategic plan, capital markets activities and corporate development initiatives. Mr. Chan has had 22 years of experience in general management, capital markets, wealth management, investment banking, corporate advisory, corporate development and investors relations experience in Asia. He is a Co-founder and Managing Director of Allegro Corporate Advisory Pte Ltd (“Allegro”) since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to initial public offerings (“IPOs”), mergers and acquisitions (“M&A”), business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Mr. Chan was the Director of Corporate Development of ZingMobile Group Limited (“ZingMobile”) from 2012 to 2017, an Australian Securities Exchange (“ASX”)-listed mobile platform enabler responsible for the group’s corporate finance, business and corporate development as well as investors relation and stakeholder management. Mr. Chan was also a director of ZingMobile’s holding company, ZingMobile International Pte Ltd. Prior to joining ZingMobile group, he was a Vice President at BNP Paribas Wealth Management, Singapore from 2010 to 2012, and Vice President of CIMB Investment Bank, Malaysia from 2005 to 2010, providing wealth management solutions to high net worth individuals.

Mr. Chan has listed company transaction experience including spearheading the IPO of Oilfield Workforce Group Ltd (“Oilfield”) on ASX in 2013; reverse takeover exercise of ZingMobile involving Pixie Entertainment Group Pte Ltd in 2015. Mr. Chan and his partner were credited for unlocking the shareholders’ value of the then ASX-listed company, Oilfield by restructuring the group through injecting a healthy business, Jack-In-Pile (M) Sdn Bhd, a Malaysian-based piling company and divesting the ailing oil and gas business. He was the Independent Non-Executive Director, Chairman of Audit Committee and Nomination Committee of Oilfield.

Mr. Chan received a Master in Business Administration (Finance) from the Charles Sturt University, Australia in April 2003 and a Bachelor of Economics from The Australian National University, Australia in April 2000.

50 | Page

Ms. Ong, aged 46, is an Executive Director and Group Chief Financial Officer of the Group. Ms. Ong was a co-founding team member of EvoAir Group since 2017. She is responsible for the planning, implementation, managing accounting and finance activities of EvoAir Group, including business planning, budgeting, forecasting and cashflow management, working alongside with Chief Executive Officer and Group Managing Director in formulating corporate strategies for the Group as well as spearheading the corporate exercises undertaken by the Group. Ms. Ong has 22 years of experience in general management, corporate finance, private equity, investment management, strategic and advisory, internal audit in Singapore and Malaysia. She is the co-founder and Executive Director of Allegro since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to IPO, M&A, business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Ms. Ong was an Associate Director of a Singapore-based private equity firm, where she was responsible for managing private equity investments (including origination, structuring, execution and divestments) in Emerging East Asia with China centric, which includes formulating value creation plans and bringing investee companies for listing and trade sale as part of exit strategies.  During her tenure with investment banks and corporate and strategic advisory firms, she was widely involved in corporate finance transactions including cross-border mergers and acquisitions, reverse takeovers, initial public offerings and equity capital market transactions on ASX, Bursa Malaysia Securities Berhad and Stock Exchange of Hong Kong Limited. Ms Ong and her partner were credited for unlocking the shareholders’ value of an ASX-listed company, Oilfield by restructuring the group through injecting a healthy business, Jack-In-Pile (M) Sdn Bhd, a Malaysian-based piling company and divesting the ailing oil and gas business.

Ms. Ong graduated from The Australian National University with Bachelor of Commerce majoring in Accounting, Finance and sub-majoring in Economics in April 2000 and obtained Certified Practising Accountant status with CPA Australia since 2004.

Dr. Goh, aged 37, is an independent non-executive director of the Group. He has also served as the Technology Advisor for the EvoAir Group since 2017. Dr. Goh had over 10 years’ experience in engineering and teaching. Dr. Goh is an assistant professor at the Universiti Tunku Abdul Rahman, Kampar since September 2017. From July 2014 to May 2016, Dr. Goh taught as a Graduate Assistance at the Universiti Teknologi Petronas. From April 2014 to July 2014, Dr, Goh taught as a Physics Teacher at Tenby International School. From March 2013 to April 2014, Dr. Goh worked as a Senior Process Engineer at Finisar Berhad. From January 2010 to March 2013, Dr. Goh worked as an equipment engineer at Unisem (M) Berhad. From July 2009 to January 2010, Dr. Goh worked as a product engineer at Carsem (M) Berhad. Dr. Goh obtained both his doctorate degrees of Doctorate of Philosophy in Electronic and Electrical Engineering from the University of Technology Petronas, Tronoh, Perak and Doctorate Philosophy in Electronic and Image Engineering from the University of Burgundy, Dijon, France in August 2017. Dr. Goh obtained his Master of Business Administration from the Universiti Utara Malaysia, Sintok in March 2016. Dr. Goh obtained his Master of Science in Electronic System (Honors Engineering from the University of Technology Petronas, Tronoh, Perak in May 2014. Dr. Goh obtained his Bachelor of Engineering (Hons) Mechanical from the University of Industry Selangor, Batang Berjuntai, Selangor in August 2009.

51 | Page

Mr. Tan, aged 55, is a Non-Executive Director of the Group. Mr Tan has had 25 years of experience in general management, business development, sales and marketing Mr. Tan is a director of Epic Ingredients Sdn Bhd. Since October 1998, where he is responsible for providing oversight to the board. Mr Tan’s role is to provide a creative contribution to the board by providing independent oversight and constructive challenge to the executive directors. Prior to acting as director to Epic Ingredients Sdn Bhd, Mr. Tan holds a Bachelor of Chemistry (Honours) from the University of Malaysia.

Mr. Oh, aged 29, is a Non-Executive Director of EvoAir Group. Mr. Oh had over 10 years of experience in business development, finance and sales. Since September 2016, Mr. Oh has been the deputy chief financial officer of Tone Group International Sdn Bhd, a telecommunications company in Malaysia. Mr. Oh is a Marketing Manager of Bread Buddy PLT, a bakery located in Malaysia since February 2020. From March 2011 to August 2011, Mr. Oh was a sales executive at Apple Inc. in Malaysia. Mr. Oh obtained a Bachelor of International Business and Entrepreneurship from the University of Essex with Honours Class II (Division 1), United Kingdom in 2016.

Audit, Nominating and Compensation Committees

We do not currently have an audit, nominating or compensation committee or committees performing similar functions. The Board of Directors as a whole performs such duties.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

52 | Page

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for FYE 2022 and 2021:

Summary Compensation Table

Name and Principal Position	Financial Period Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2022	126,555	10,546	-0-	-0-	-0-	-0-	-0-	137,101
Chan Kok Wei	2022	114,255	9,521	-0-	-0-	-0-	-0-	-0-	123,776
Ong Bee Chen	2022	87,889	7,324	-0-	-0-	-0-	-0-	-0-	95,213
Goh Chuan Meng	2022	5,625	469	-0-	-0-	-0-	-0-	-0-	6,094
Tan Soon Hock	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ivan Oh Joon Wern	2022	5,625	-0-	-0-	-0-	-0-	-0-	-0-	5,625

Name and Principal Position	Financial Period Ended August 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2021	87,336	-0-	-0-	-0-	-0-	-0-	-0-	87,336
Chan Kok Wei	2021	58,102	-0-	-0-	-0-	-0-	-0-	-0-	58,102
Ong Bee Chen	2021	44,694	-0-	-0-	-0-	-0-	-0-	-0-	44,694
Goh Chuan Meng	2021	5,822	-0-	-0-	-0-	-0-	-0-	-0-	5,822
Tan Soon Hock	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ivan Oh Joon Wern	2021	3,882	-0-	-0-	-0-	-0-	-0-	-0-	3,882

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

53 | Page

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Pensions

As of December 8, 2022, besides regulatory Central Provident Fund payments for Singapore employees and regulatory employee Provident Fund Payments for Malaysia employees, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 8, 2022 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class
Common Stock	WKL Global Limited	64,571,803		63.30%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
Common Stock	Allegro Investment (BVI) Limited	14,296,724		14.02%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
	Named Executive Officers, Directors
Common Stock	Low Wai Koon	64,571,803	(1)	63.30%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Chan Kok Wei	7,148,362	(2)	7.01%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ong Bee Chen	7,148,362	(3)	7.01%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Tan Soon Hock	7,037,762		6.90%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ivan Oh Joon Wern	2,520,000		2.47%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

(1) WKL Global Limited is wholly owned and controlled by Low Wai Koon

(2) Chan Kok Wei holds a 50% shareholding of Allegro Investment (BVI)

(3) Ong Bee Chen holds a 50% shareholding of Allegro Investment (BVI)

The percent of class is based on 102,003,018 shares of common stock issued and outstanding as of December 8, 2022.,

54 | Page

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

In addition, pursuant to the terms of the Securities Purchase Agreement dated February 26, 2021, by an among Veniamin Minkov, the former sole officer, director, and majority stockholder of the Company and Low Wai Koon (the “Agreement”), Veniamin Minkov warranted that on the Effective Date (defined hereunder) the Company will have no assets and no debt of any kind including no outstanding tax liabilities and that all existing contracts entered into by the Company shall be cancelled without liability.

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

The following table presents the fees for professional audit services) for the audit of the Company’s annual financial statements for the fiscal years ended August 31, 2022 and August 31, 2021 and fees billed for other services rendered by the auditors during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2022	August 31, 2021
Audit fees (1)	$89,500	$20,000
Audit-related fees	-	-
Tax fees	3,600	-
All other fees	-	-
Total Fees	$93,100	$20,000

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended August 31, 2022 and August 31, 2021, respectively.

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

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Executive Officer
32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Financial Officer
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

55 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOAIR HOLDINGS INC.

Dated: December 14, 2022	By:	/s/ Low Wai Koon
Low Wai Koon, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2022	By:	/s/ Ong Bee Chen
Ong Bee Chen
Chief Financial Officer

56 | Page