Form 10-Q
period 2022-11-30
EvoAir Holdings Inc.
filed 2023-01-17
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 8, 2022
Common Stock, $0.001	102,003,018

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF NOVEMBER 30, 2022 AND AUGUST 31, 2022

	November 30, 2022	August 31, 2022
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash and cash equivalents	$166,226	$152,304
Accounts receivable	67,657	85,960
Inventories	547,558	618,996
Deposit, prepayments and other receivables	648,556	831,666
Total current assets	1,429,997	1,688,926

Non-current assets
Property, plant and equipment, net	568,673	602,755
Operating lease right-of-use assets	410,168	442,020
Technology-related intangible assets, net	79,336,828	80,376,175
Total non-current assets	80,315,669	81,420,950

TOTAL ASSETS	$81,745,666	$83,109,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$134,559	$216,830
Income tax payable	225	-
Other payables	21,311	31,980
Deferred revenue	433,542	513,072
Hire purchase creditor	7,856	10,135
Amounts due to shareholders	2,301	2,301
Operating lease liabilities - current	127,220	117,686
Total current liabilities	727,014	892,004

Non-current liabilities
Non-current hire purchase creditor	18,420	18,207
Non-current operating lease liabilities	314,867	355,186
Total non-current liabilities	333,287	373,393

TOTAL LIABILITIES	1,060,301	1,265,397

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 102,003,018 and 101,853,397 shares issued and outstanding as at November 30, 2022 and August 31, 2022	102,004	101,854
Additional paid in capital	89,499,877	89,125,872
Shares to be issued	-	75,000
Accumulated other comprehensive income	52,157	65,880
Accumulated deficit	(8,838,700)	(7,465,373)
Non-controlling interest	(129,973)	(58,754)
Total shareholders’ equity	80,685,365	81,844,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,745,666	$83,109,876

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

	November 30, 2022	November 30, 2021

Revenue	$142,685	808,879
Cost of revenue	162,858	707,414
Gross (loss)/profit	(20,173)	101,465

Operating expenses:
Selling and marketing expenses	3,565	12,069
General and administrative expenses	1,423,382	497,988
Total operating expenses	1,426,947	510,057

Loss from operation	(1,447,120)	(408,592)

Other income/(expense)
Interest expense	(6)	-
Other income	6,983	25,260
Total other income/(expense)	6,977	25,260

Loss from operation before income taxes	(1,440,143)	(383,332)

Income tax expenses	219	-

Net loss	$(1,440,362)	(383,332)

Less: Net loss attributable to non-controlling interests	(67,035)	(108,124)

Net loss attributable to equity holders of the Company	(1,373,327)	(275,208)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(17,907)	187,603
Total comprehensive loss	(1,391,234)	(87,605)

Less: net comprehensive (loss)/income attributable to non-controlling interests	(4,184)	19,013

Net comprehensive loss attributable to equity holders of the Company	(1,387,050)	(106,618)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.01)	(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	101,868,154	2,970,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4 | Page

EvoAir HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

	Common Stock		Additional paid in	Accumulated	Accumulated Other Comprehensive	Shares to be	Non-controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2021	2,970,000	$2,970	$2,890,471	$(2,233,496)	$5,696	$861,883	$167,967	$1,695,491
Foreign currency translation adjustment	-	-	-	-	168,590	-	19,013	187,603
Net loss	-	-	-	(275,208)	-	-	(108,124)	(383,332)
Balance as of November 30, 2021	2,970,000	2,970	2,890,471	(2,508,704)	174,286	861,883	78,856	$1,499,762

	Common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non-controlling
	shares	amount	capital	deficit	income/ (loss)	issued	interests	Total

Balance as of August 31, 2022	101,853,397	$101,854	$89,125,872	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	100	-	-	-	-	100
Issuance of common stock for Cash	149,621	150	373,905	-	-	(75,000)	-	299,055
Foreign currency translation adjustment	-	-	-	-	(13,723)	-	(4,184)	(17,907)
Net loss	-	-	-	(1,373,327)	-	-	(67,035)	(1,440,362)
Balance as of November 30, 2022	102,003,018	$102,004	$89,499,877	$(8,838,700)	$52,157	$-	$(129,973)	$80,685,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

	November 30, 2022	November 30, 2021

Cash flows from operating activities
Net loss	$(1,440,362)	(383,332)
Adjustments for non-cash income and expenses:
Depreciation	35,126	9,188
Amortization	1,065,646	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	18,303	40,995
Decrease/(Increase) in inventories	71,438	(99,372)
Decrease in deposit, prepayments and other receivables	183,110	385,836
Decrease in operating lease right-of-use assets	5,553	-
Decrease in accounts payable and accruals	(82,046)	(106,900)
Decrease in deferred revenue	(79,530)	(426,777)
Decrease in operating lease liabilities	(30,785)	-
(Decrease)/Increase in other payables	(10,669)	480,335
Decrease in amounts due to shareholders	-	(59,906)

Net cash used in operations	$(264,216)	$(159,933)

Cash flows from investing activity
Purchase of property, plant and equipment	(1,044)	(507,545)
Net cash used in investing activity	$(1,044)	$(507,545)

Cash flows from financing activities
Proceeds from hire purchase	-	2,809
Payments of hire purchase	(2,066)	-
Proceeds from issuance of common stock	299,055	-
Proceeds from capital contribution	100	-
Net cash generated from financing activities	$297,089	$2,809

Net increase/(decrease) in cash and cash equivalents	31,829	(664,669)
Effect of exchange rate changes	(17,907)	187,603
Cash and cash equivalents at start of year	152,304	1,714,890
Cash and cash equivalents at end of year	166,226	1,237,824

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED NOVEMBER 30, 2022, AND 2021

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

EvoAir Holdings Inc. (formerly Unex Holdings Inc.) (the “Company”, “EVOH”, “we”, “us”, or “our”) is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted an August 31 fiscal year end.

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

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323 (“Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited of 24,000 shares and 6,000 shares of common stock, respectively, or approximately 0.02% and 0.01% of the Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited, Allegro Investment (BVI) Limited and WKLEE Sellers of 49,320 shares, 8,280 shares and in aggregate 14,400 shares, respectively, of the common stock of the Company, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EVOH and its subsidiaries (“EvoAir Group” or the (“Group”)) to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents relating to the portable air-conditioner, e-Cond EVOTM and the trademarks as described in the deed of assignments thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global Limited, Allegro Investment (BVI) Limited and certain nominees shall be allotted and issued 63,362,756 shares, 14,297,259 shares and in aggregate 5,487,752 shares, respectively of the Company’s common stock or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Enlarged Share Capital in consideration for the IP Assignments.

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

7 | Page

EvoAir International is a company incorporated in the British Virgin Islands (“BVI”) on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns (a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and (b) WKL Green Energy, a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”) on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina Co Ltd (“WKL EcoEarth Indochina”), a Cambodia company incorporated on February 4, 2021 (e) WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”), a Chinese company incorporated on April 6, 2021. EvoAir Manufacturing wholly owns (f) Evo Air Marketing (M) Sdn Bhd (“Evo Air Marketing”), a Malaysian company incorporated on February 2, 2021.

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

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)	55%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2022, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established a sustainable ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

As of November 30, 2022, and August 31, 2022, the Company had an accumulated deficit of $8,838,700 and $7,465,373 respectively. The Company incurred net loss of $1,440,362 and $383,332 for three months ended November 30, 2022, and November 30, 2021, respectively. The cash used in operating activities were $264,216 and $159,933 for the three months ended November 30, 2022, and November 30, 2021, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

8 | Page

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Group in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings and its subsidiaries namely (i) 100% owned WKL Eco Earth, (ii) 100% owned WKL Green Energy, (iii) 67.5% owned EvoAir Manufacturing (which includes its wholly owned subsidiary Evo Air Marketing), (iv) 55% owned WKL EcoEarth Indochina, and (v) 55% owned WKL Guanzhe.

As WKL Eco Earth and WKL Green Energy were under common control at the time of the Transaction, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, EVOH’s condensed consolidated balance sheets as of November 30, 2022, and August 31, 2022, reflect WKL Eco Earth and WKL Green Energy on a historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities.

All intercompany accounts and transactions have been eliminated on consolidation. In the opinion of the Management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying unaudited condensed consolidated financial statements include, inter-alia, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets and Rights of Use (“ROU”) assets (including lease liabilities), and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on August 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institution.

WKL Guanzhe’s business is primarily conducted in China and substantially all of its revenue is denominated in Chinese Renminbi (“RMB”). The government of People’s Republic of China (“PRC”) imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of November 30, 2022, and August 31, 2022, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income/loss in the financial statements.

Foreign Currency Translation

The functional currency of Chinese operations is RMB. The functional currency of the Company’s Singapore operations is Singapore dollars (“SGD”). The functional currency of the Company’s Malaysia operations is Ringgit Malaysia (“RM”). The Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies. Monetary assets denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenue and expenses.

9 | Page

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing on the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States Dollars (“US$”), at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income/loss, a separate component of shareholders’ equity in the statement of changes in equity/deficit.

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

As of November 30, 2022, and August 31, 2022, our accounts receivable amounted to $67,657 and $85,960, respectively, with no allowance for doubtful accounts for both periods.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets. Property, plant and equipment are depreciated over 5 to 10 years.

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

10 | Page

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The Company recognized $433,542, and $513,072 deferred revenue as of November 30, 2022, and August 31, 2022, respectively.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our unaudited condensed consolidated balance sheet as of November 30, 2022 and August 31, 2022.

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

Income Taxes

The Company utilizes ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

11 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of November 30, 2022, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 5 INVENTORIES

Inventories consist of the following:

	November 30, 2022	August 31, 2022

Finished goods	$315,415	$385,102
Raw materials and supplies	126,671	162,820
Work in progress	105,472	71,074

Total inventory on hand	$547,558	$618,996

12 | Page

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	November 30, 2022	August 31, 2022

Deposits and Prepayment	41,241	61,270
Other receivables (Advances to suppliers)	607,315	770,396
Total	648,556	831,666

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	November 30, 2022	August 31, 2022
Plant and machineries	$465,385	$464,019
Office equipment	55,330	55,587
Vehicles	71,837	71,860
Furniture and equipment	26,570	26,577
Renovation	134,272	134,309
	753,396	752,352
Less: Accumulated depreciation	(184,723)	(149,597)
Property, plant and equipment, net	$568,673	$602,755

Depreciation expense for the three months ended November 30, 2022, was $35,126.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of November 30, 2022, and August 31, 2022:

	November 30, 2022	August 31, 2022

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(3,810,939)	(2,771,592)
Intangible assets, net	$79,336,828	$80,376,175

Amortization expense for intangible assets for the three months ended November 30, 2022, was $1,039,347.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Account payables and accruals, and other payables consist of the following:

	November 30, 2022	August 31, 2022

Accounts payable	$46,949	$110,782
Accruals	87,835	106,048
Other payables	21,311	31,980
Total	$156,095	$248,810

13 | Page

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are non-interest bearing, unsecured, have no fixed repayment term, and are not evidenced by any written agreement. The Company reported amount due to shareholders of $2,301 as of both November 30, 2022, and August 31, 2022.

ECo Awareness Sdn Bhd

ECo Awareness Sdn Bhd is related to a common shareholder. ECo Awareness Sdn Bhd was our main distributor for E-condLife product. Eco Awareness Sdn Bhd has been re-designated as distributor in October 2021.

The sales generated from ECo Awareness Sdn Bhd amounted to $0 and $13,471 during the three month ended November 30, 2022, and November 30, 2021, respectively. The accounts receivable from ECo Awareness Sdn Bhd amounted to $0 as of both November 30, 2022, and August 31, 2022.

The purchases from ECo Awareness Sdn Bhd amounted to $0 and $15,111 during the three month ended ended November 30, 2022, and November 30, 2021, respectively. The accounts payable due to ECo Awareness Sdn Bhd amounted to $0 as of both November 30, 2022, and August 31, 2022.

NOTE 11 SHAREHOLDERS’ EQUITY

On December 16, 2021, the Company has increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the three months period ended November 30, 2022, the Company issued 119,621 shares of common stock, par value $0.001 per share at a per share purchase price of $2.50 for gross proceeds of $299,055, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50.

During the three months period ended November 30, 2022, the Company also issued 30,000 shares of common stock, for gross proceeds of $75,000 received during the 3 months ended August 31 2022. As such, the Company had $0 shares to be issued on November 30, 2022.

During the three months period ended November 30, 2022, the Company received cash proceeds of $100 from capital contribution.

As of November 30, 2022, and November 30, 2021, the Company had 102,003,018 and 2,970,000 shares of its common stock issued and outstanding, respectively.

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

14 | Page

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

The components of net deferred tax assets are as follows:

	November 30, 2022	August 31, 2022
Net operating loss carry-forward	$8,839,000	$7,470,000
Less: valuation allowance	(8,839,000)	(7,470,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $8,839,000 at November 30, 2022, and approximately $7,470,000 at August 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

When measuring lease liabilities for leases that were classified as operating leases as of November 30, 2022, and August 31, 2022, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

The following is a summary of ROU asset and operating lease liabilities:

	November 30, 2022	August 31, 2022
Assets:
ROU asset	$410,168	$442,020

Liabilities:
Current:
Operating lease liabilities	$127,220	$117,686
Non-current
Operating lease liabilities	314,867	355,186
Total lease liabilities	$442,087	$472,872

15 | Page

As of November 30, 2022, remaining maturities of lease liabilities were as follows:

Operating lease
2023	$127,220
2024	133,838
2025	101,470
2026	62,878
2027 and thereafter	16,681
Total	$442,087

NOTE 14 COMMITMENTS AND CONTINGENCIES

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

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2022, to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

16 | Page

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

General Overview

EvoAir Holdings Inc. is a corporation established under the corporation laws in the State of Nevada on February 17, 2017. The Company has adopted an August 31 fiscal year end.

On December 20, 2021, the Company and Dr. Low entered into the “EvoAir International Share Transfer Agreement, pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International to the Company for the consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions, is engaged in the sale of HVAC products in Asia.

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

EvoAir International is a company incorporated in the British Virgin Islands on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns (a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and (b) WKL Green Energy a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina, a Cambodia company incorporated on February 4, 2021, (e) WKL Guanzhe Green Technology Guangzhou, a Chinese company incorporated on April 6, 2021. EvoAir Manufacturing wholly owns (f) Evo Air Marketing, a Malaysian company incorporated on February 2, 2021.

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

17 | Page

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2022, as compared to the three months ended November 30, 2021.

Three Months Ended November 30, 2022, versus Three Months Ended November 30, 2021

	Three Months Ended
	November 30,
	2022	2021	Changes	%
Revenue	$142,685	$808,879	$(666,194)	(82)%
Cost of revenue	162,858	707,414	(544,556)	(77)%
Gross (loss)/profit	(20,173)	101,465	(121,638)	(120)%
Operating expenses	1,426,947	510,057	916,890	180%
Loss from operation	(1,447,120)	(408,592)	(1,038,528)	254%
Other income	6,977	25,260	(18,283)	(72)%
Net Loss	$(1,440,143)	$(383,332)	(1,056,811)	276%

The Company generated revenues of $142,685 in the three months ended November 30, 2022, as compared to $808,879 in the three months ended November 30 2021, a decrease in revenue of $666,194. The decline in revenue for the comparative figures is mainly due to the decrease in sales in air purifier products as a result of rollbacking of preventative measures taken by businesses and public from spreading infection as the World and society progresses towards living with Covid-19. The Company is building up its traction for the evoairTM hybrid air-conditioners in 3 months ended November 2022.

Cost of revenue was $162,858 or 114% of revenue for the three months ended November 30, 2022, as compared to $707,414 or 87% of revenue in the same financial period in 2021. Cost of revenues includes production costs and purchases of goods. Higher cost of revenue is attributable to manufacturing and related costs for evoairTM products, comprising material costs, labor cost, research and development (“R&D”) for product improvement, product testing and inspection, factory rental, depreciation expense as well as sample products for market penetration. The higher cost of revenue than revenue in the 3 months ended November 30, 2022 is attributable to the lack of economies of scale and the Company has yet to achieve optimal production efficiency.

Gross loss was $20,173 or negative gross profit margin of 14% for the three months ended November 30, 2022, as compared to gross profit of $101,465 in the same financial period in 2021 or 13% of revenue. The decrease of gross profit is mainly due to the Company commercialized evoairTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as licensing model.

Operating expenses were $1,426,947 for the three months ended November 30, 2022, compared to $510,057 in the corresponding period in 2021, an increase of $916,890. The increases in operating expenses were mainly due to the commencement of amortization of intangible assets starting from December 2021.

The net loss for the three months ended November 30, 2022, was $1,440,143 as compared to $383,332 for the corresponding period in 2021. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30,	August 31,
	2022	2022	Changes	%
Current Assets	$1,429,997	$1,688,926	$(258,929)	(15)%
Current Liabilities	727,014	892,004	(164,990)	(18)%
Working Capital	702,983	796,922	(93,939)	(12)%

As at November 30, 2022, our company’s current liabilities stood at $727,014, which included accounts payable and accruals of $134,784, other payables of $21,311, current portion hire purchase creditor $7,856, amount due to shareholders $2,301, current portion operating lease liabilities of $127,220, and the deferred revenue of $433,542.

As at November 30, 2022 our company had a positive working capital of $702,983 compared with the positive working capital of $796,922 as at August 31, 2022.

18 | Page

Cash Flows

	November 30,	November 30,
	2022	2021	Changes	%
Cash flows used in operating activities	$(264,216)	$(159,933)	(104,283)	65%
Cash flows used in investing activity	(1,044)	(507,545)	506,501	(100)%
Cash flows generated from financing activities	297,089	2,809	294,280	10,476%
Net changes in cash	31,829	(664,669)	696,669	(105)%

The Company’s cash and cash equivalents stood at $166,226 as of November 30, 2022. Cash used in operating activities for the three months ended November 30, 2022, was $264,216. This resulted primarily from a net loss of $1,440,362 which was offset by depreciation of $35,126, amortization of $1,065,646, decrease in operating lease $25,232, decrease in inventories of $71,438, decrease in deposit, prepayment and other receivables of $183,110, decrease in accounts receivable of $18,303, decrease in accounts payable and accruals of $82,046, and decrease in other payable of $10,669.

Cash used in investing activities resulted from purchase of property plant and equipment amounting to $1,044 for the three months ended November 30, 2022.

Cash generated from financing activities resulted from the proceeds from capital raising amounting to $299,055, proceeds from capital contribution amounting to $100, and payments of hire purchase amounting to $2,066 during the three months ended November 30, 2022.

Seasonality

The Company’s business is not subject to seasonality.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery for local sales and upon shipment of the products for export sale.

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

19 | Page

Estimates and Assumptions

In preparing our unaudited condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2023 and 2022 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, the accounts receivable allowance, impairment of intangible assets and long-lived assets and inventory write-offs.

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

Going Concern

As of November 30, 2022, and August 31, 2021, the Company had an accumulated deficit of $8,838,700 and $7,465,373 respectively. The Company incurred net loss of $1,440,362 and $383,332 for three months ended November 30, 2022, and November 30, 2021, respectively. The cash used in operating activities were $264,216 and $159,933 for the three months ended November 30, 2022, and November 30, 2021, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of a New Business contemplated under the Transaction, the Management believes that the actions to be taken by the Management to further implement the business plans for the New Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial and industrial as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The unaudited condensed consolidated financials have been prepared assuming that the Company will continue as a going concern and accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of November 30, 2022.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under the authority of federal securities laws and a limited number of grandfathered standards, the ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds the CECL impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the application of the CECL impairment model to have a significant impact on its allowance for uncollectible amounts for accounts receivable.

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

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

20 | Page

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14(a)(e) and 15d-14(a) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s Management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses at November 30, 2022:

●	Due to our limited resources, we do not have enough accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP which could lead to untimely identification and resolution of accounting matters inherent in our financial transactions in accordance with U.S. GAAP.

●	The Company has insufficient written policies and procedures for accounting and financial reporting, which led to inadequate financial statement closing process.

●	The Company has a lack of segregation of duties, a lack of audit committee or independent governance/oversight.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

21 | Page

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

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global Limited, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2021*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.10 Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022*
10.11 Supplemental Agreement between Wong Hon Wai and Unex Holdings Inc., dated October 19, 2022*
10.12 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022*
10.13 Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101. INS XBRL Instance Document
101. SCH XBRL Taxonomy Extension Schema Document
101. CAL XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF XBRL Taxonomy Extension Definition Document
101. LAB XBRL Taxonomy Extension Label Linkbase Document
101. PRE XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed

22 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EvoAir Holdings Inc.

Dated: January 17, 2023	By:	/s/ Low Wai Koon
Low Wai Koon President and Chief Executive Officer

Dated: January 17, 2023	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

23 | Page