Form 10-Q
period 2023-02-28
EvoAir Holdings Inc.
filed 2023-04-14
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 23, 2023
Common Stock, $0.001	102,003,018

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF FEBRUARY 28, 2023 AND AUGUST 31, 2022

	February 28, 2023	August 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$242,755	$152,304
Accounts receivable	40,554	85,960
Inventories	572,875	618,996
Deposit, prepayments and other receivables	649,059	831,666
Total current assets	1,505,243	1,688,926

Non-current assets
Property, plant and equipment, net	539,681	602,755
Operating lease right-of-use assets	323,904	442,020
Technology-related intangible assets, net	78,297,481	80,376,175
Total non-current assets	79,161,066	81,420,950

TOTAL ASSETS	$80,666,309	$83,109,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$111,578	$216,830
Income tax payable	225	-
Other payables	21,084	31,980
Deferred revenue	456,102	513,072
Hire purchase creditor	3,919	10,135
Amounts due to shareholders	314,165	2,301
Operating lease liability - current	87,983	117,686
Total current liabilities	995,056	892,004

Non-current liabilities
Non-current hire purchase creditor	20,058	18,207
Non-current operating lease liabilities	251,253	355,186
Total non-current liabilities	271,311	373,393

TOTAL LIABILITIES	1,266,367	1,265,397

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 102,003,018 and 101,853,397 shares issued and outstanding as at February 28, 2023 and August 31, 2022	102,004	101,854
Additional paid in capital	89,499,877	89,125,872
Shares to be issued	144,443	75,000
Accumulated other comprehensive income	55,874	65,880
Accumulated deficit	(10,214,862)	(7,465,373)
Non-controlling interest	(187,394)	(58,754)
Total shareholders’ equity	79,399,942	81,844,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,666,309	$83,109,876

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Three months ended		Six months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Revenue	$70,912	$302,884	$213,597	$1,111,763
Cost of revenue	88,940	194,585	251,798	901,999
Gross (loss)/profit	(18,028)	108,299	(38,201)	209,764

Operating expenses:
Selling and marketing expenses	8,770	12,333	12,335	24,402
General and administrative expenses	1,418,011	1,290,746	2,841,393	1,788,734
Total operating expenses	1,426,781	1,303,079	2,853,728	1,813,136

Loss from operation	(1,444,809)	(1,194,780)	(2,891,929)	(1,603,372)

Other income/(expense)
Interest income/(expense)	12	(1,005,645)	6	(1,005,645)
Other income	7,500	12,027	14,483	37,287
Total other income/(expense)	7,512	(993,618)	14,489	(968,358)

Loss from operation before income taxes	(1,437,297)	(2,188,398)	(2,877,440)	(2,571,730)

Income tax credit	219	-	-	-

Net loss	$(1,437,078)	$(2,188,398)	$(2,877,440)	$(2,571,730)

Less: Net loss attributable to non-controlling interests	(60,916)	(83,549)	(127,951)	(191,673)

Net loss attributable to equity holders of the Company	(1,376,162)	(2,104,849)	(2,749,489)	(2,380,057)

Other comprehensive income/(loss):
Foreign currency translation adjustment	7,212	11,651	(10,695)	199,254
Total comprehensive loss	(1,368,950)	(2,093,198)	(2,760,184)	(2,180,803)

Less: net comprehensive income/(loss) attributable to non-controlling interests	3,495	5,185	(689)	24,198

Net comprehensive loss attributable to equity holders of the Company	(1,372,445)	(2,098,383)	(2,759,495)	(2,205,001)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.01)	(0.05)	(0.03)	(0.11)

Weighted average number of common shares outstanding:
Basic and diluted	102,003,018	41,437,329	101,957,553	21,884,875

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4 | Page

EvoAir HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non- controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2021	2,970,000	$2,970	$2,890,471	$(2,233,496)	$5,696	$861,883	$167,967	$1,695,491
Foreign currency translation adjustment					168,590		19,013	187,603
Net loss				(275,208)			(108,124)	(383,332)
Balance as of November 30, 2021	2,970,000	$2,970	$2,890,471	$(2,508,704)	$174,286	$861,883	$78,856	$1,499,762
Foreign currency translation adjustment	-	-	-	-	6,466	-	5,185	11,651
Beneficial conversion feature on financial liability -convertible bonds	-	-	1,005,645	-	-	-		1,005,645
Issuance of common stock for convertible bonds	1,116,055	1,116	996,088	-	10,795	-		1,007,999
Issuance of common stock pursuant to share exchange agreement	102,000	102	(102)	-	-	-	-
Issuance of common stock for technology-related intangible assets	83,147,767	83,148	83,064,619	-	-	-	-	83,147,767
Issuance of common stock pursuant to capital raising	14,443,501	14,443	847,440	-	-	(861,883)		-
Net loss	-	-	-	(2,104,849)	-	-	(83,549)	(2,188,398)
Balance as of February, 2022	101,779,323	$101,779	$88,804,161	$(4,613,553)	$191,547	$-	$492	$84,484,426

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

5 | Page

EvoAir HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non- controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2022	101,853,397	$101,854	$89,125,872	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	100	-	-	-	-	100
Issuance of common stock pursuant to capital raising	149,621	150	373,905	-	-	(75,000)	-	299,055
Foreign currency translation adjustment	-	-	-	-	(13,723)	-	(4,184)	(17,907)
Net loss	-	-	-	(1,373,327)	-	-	(67,035)	(1,440,362)
Balance as of November 30, 2022	102,003,018	$102,004	$89,499,877	$(8,838,700)	$52,157	$-	$(129,973)	$80,685,365
Foreign currency translation adjustment	-	-	-	-	3,717	-	3,495	7,212
Issuance of common stock pursuant to share subscription agreement	-	-	-	-	-	144,443	-	144,443
Net loss	-	-	-	(1,376,162)		-	(60,916)	(1,437,078)
Balance as of February 28, 2023	102,003,018	$102,004	$89,499,877	$(10,214,862)	$55,874	$144,443	$(187,394)	$79,399,942

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

	February 28, 2023	February 28, 2022

Cash flows from operating activities
Net loss	$(2,877,440)	(2,571,730)
Adjustments for non-cash income and expenses:
Depreciation	74,828	18,375
Amortization	2,078,694	692,898
Changes in operating assets and liabilities:
Beneficial conversion feature of convertible bonds	-	1,005,645
Decrease in accounts receivable	45,406	96,277
Decrease/(Increase) in inventories	46,121	(335,183)
Decrease in deposit, prepayments and other receivables	182,607	116,416
Decrease in operating lease right-of-use assets	118,116	-
Decrease in accounts payable and accruals	(105,027)	(520,255)
(Decrease)/Increase in deferred revenue	(56,970)	23,460
Decrease in operating lease liabilities	(133,636)	-
(Decrease)/Increase in other payables	(10,896)	622,868
Increase /(Decrease) in amounts due to shareholders	311,864	(30,277)
Net cash used in operating activities	$(326,333)	$(881,506)

Cash flows from investing activity
Purchase of property, plant and equipment	(11,754)	(524,148)
Cash used in investing activity	$(11,754)	$(524,148)

Cash flows from financing activities
Payments of hire purchase	(4,365)	-
Proceeds from issuance of common stock	299,055	-
Proceeds from shares to be issued	144,443	-
Proceeds from capital contribution	100	-
Net cash generated from financing activities	$439,233	$-

Net increase/(decrease) in cash and cash equivalents	101,146	(1,405,654)
Effect of exchange rate changes	(10,695)	199,254
Cash and cash equivalents at start of year	152,304	1,714,890
Cash and cash equivalents at end of year	242,755	508,490

Supplemental disclosure of non-cash investing and financing information :
Common stock issued for technology-related intangible assets	$-	$83,147,767
Common stock issued for convertible bonds	$-	$1,007,999
Right-of-use assets obtained in exchange for operating lease obligations	$-	$525,381

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

7 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2023, AND 2022

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

EvoAir Holdings Inc. (formerly Unex Holdings Inc.) (the “Company”, “EVOH”, “we”, “us”, or “our”) is a corporation established under the corporation laws in the State of Nevada, United States of America (“U.S”) on February 17, 2017. The Company has adopted an August 31 fiscal year end.

On December 20, 2021, the Company and Low Wai Koon (“Dr. Low”) entered into a share transfer agreement, (the “EvoAir International Share Transfer Agreement”), pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International Limited (“EvoAir International”) to the Company for a consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions (defined hereunder), is engaged in the research and development (“R&D”), manufacturing, trading, sale of heating, ventilation and air conditioning (“HVAC”) products and related services in Asia.

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

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323 (“Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited of 24,000 shares and 6,000 shares of common stock, respectively, or approximately 0.02% and 0.01% of the Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited, Allegro Investment (BVI) Limited and WKLEE Sellers of 49,320 shares, 8,280 shares and in aggregate 14,400 shares, respectively, of the common stock of the Company, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EVOH and its subsidiaries (“EvoAir Group” or the “Group”) to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents and patent applications relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks and trademark applications described in the deeds of assignment thereunder, and in respect of Dr. Low’s patents and patents applications relating to the portable air-conditioner, e-Cond EVOTM and the trademarks and trademark applications as described in the deeds of assignment thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global Limited, Allegro Investment (BVI) Limited and certain nominees shall be allotted and issued 63,362,756 shares, 14,297,259 shares and in aggregate 5,487,752 shares, respectively of the Company’s common stock or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Enlarged Share Capital in consideration for the IP Assignments.

8 | Page

EvoAir Transaction, Change of Control Transaction and Allotment Transactions are collectively to be referred to as the “Transactions”. The closing of the Transactions (the “Closing”) occurred on December 20, 2021 (the “Closing Date”).

From and after the Closing Date, at which time EvoAir International transferred its HVAC business to the Company, the Company’s primary operations will consist of the prior operations of EvoAir International and its subsidiaries.

EvoAir International is a company incorporated in the British Virgin Islands (“BVI”) on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns (a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and (b) WKL Green Energy, a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”) on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina Co Ltd (“WKL EcoEarth Indochina”), a Cambodia company incorporated on February 4, 2021, (e) WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”), a Chinese company incorporated on April 6, 2021. EvoAir Manufacturing wholly owns (f) Evo Air Marketing (M) Sdn Bhd (“Evo Air Marketing”), a Malaysian company incorporated on February 2, 2021.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2023, is prepared using generally accepted accounting principles in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of February 28, 2023 and August 31, 2022, the Company had an accumulated deficit of $10,214,862 and $7,465,373 respectively. The Company incurred net loss of $2,877,440 and $2,571,730 for six months ended February 28, 2023 and February 28, 2022, respectively. The cash used in operating activities were $326,333 and $881,506 for the six months ended February 28, 2023 and February 28, 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

9 | Page

With the injection of a viable business into the Company (“HVAC Business”) contemplated under the Transactions (defined in Note 1), the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Group in accordance with U.S. GAAP for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings and its subsidiaries namely (i) 100% owned WKL Eco Earth, (ii) 100% owned WKL Green Energy, (iii) 67.5% owned EvoAir Manufacturing (which includes its wholly owned subsidiary Evo Air Marketing), (iv) 55% owned WKL EcoEarth Indochina, and (v) 55% owned WKL Guanzhe.

As WKL Eco Earth and WKL Green Energy were under common control at the time of the Transactions, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, EVOH’s condensed consolidated balance sheets as of February 28, 2023 and August 31, 2022, reflect WKL Eco Earth and WKL Green Energy on a historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities.

All intercompany accounts and transactions have been eliminated on consolidation. In the opinion of the Management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the condensed consolidated statements of operations and comprehensive loss as an allocation of the total loss for the year between non-controlling interest holders and the shareholders of the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash with a high credit quality financial institutions.

WKL Guanzhe’s business is primarily conducted in China and substantially all of its revenue is denominated in Chinese Renminbi (“RMB”). The government of People’s Republic of China (“PRC”) imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

10 | Page

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of February 28, 2023 and February 28, 2022, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income/loss in the financial statements.

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

As of February 28, 2023, and August 31, 2022, our accounts receivable amounted to $40,554 and $85,960, respectively, with no allowance for doubtful accounts for both periods.

Inventories

Inventories consist primarily of finished goods, raw materials, and work-in-process (“WIP”) from WKL Eco Earth, WKL EcoEarth Indochina, WKL Guanzhe, and EvoAir Manufacturing.

We value inventories at the lower of cost or net realizable value. We determine the costs of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. All other costs, including administrative costs, are expensed as incurred.

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

11 | Page

Repair and maintenance costs are charged to expense as incurred. At the time of retirement or other disposition of property, plant and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Intangible Assets and Other Long-Lived Assets

The Company’s intangible assets consist of patents, trademarks as well as patent and trademark applications related to assignments of intellectual properties by Dr. Low into WKL Eco Earth Holdings under the IP Assignments as contemplated in Note 1. The intangible assets are recorded at fair market value and are amortized using the straight-line method over an estimated life of 20 years for both patents and trademarks.

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The Company recognized $456,102, and $513,072 deferred revenue as of February 28, 2023, and August 31, 2022, respectively.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize ROU assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our unaudited condensed consolidated balance sheet as of February 28, 2023, and August 31, 2022.

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

12 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of February 28, 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

13 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	February 28, 2023	August 31, 2022

Finished goods	$388,354	$385,102
Raw materials and supplies	102,423	162,820
WIP	82,098	71,074
Total inventories on hand	$572,875	$618,996

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	February 28, 2023	August 31, 2022

Deposits and prepayment	34,684	61,270
Other receivables (Advances to suppliers)	614,375	770,396
Total	649,059	831,666

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	February 28, 2023	August 31, 2022
Plant and machineries	$475,830	$464,019
Office equipment	56,110	55,587
Vehicles	71,664	71,860
Furniture and equipment	26,514	26,577
Renovation	133,988	134,309
	764,106	752,352
Less: Accumulated depreciation	(224,425)	(149,597)
Property, plant and equipment, net	$539,681	$602,755

Depreciation expense for the year ended August 31, 2022 was $95,158. Depreciation expenses for the six months ended February 28, 2023 was $74,828.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of February 28, 2023 and August 31, 2022:

	February 28, 2023	August 31, 2022

Technology 1- Portable Air Cooler	$27,438,763	$27,438,763
Technology 2- Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(4,850,286)	(2,771,592)
Intangible assets, net	$78,297,481	$80,376,175

Amortization expense for the year ended August 31, 2022 was $2,771,592. Amortization expenses for the six months ended February 28, 2023 was $2,078,694.

14 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Account payables and accruals, and other payables consist of the following:

	February 28, 2023	August 31, 2022

Accounts payable	$61,588	$110,782
Accruals	49,990	106,048
Other payables	21,084	31,980
Total	$132,662	$248,810

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are non-interest bearing, unsecured, have no fixed repayment term, and are not evidenced by any written agreement. The Company reported amount due to shareholders of $314,165 and $2,301 as of February 28, 2023 and August 31, 2022, respectively.

Eco Awareness Sdn Bhd

Eco Awareness Sdn Bhd is related to a common shareholder. Eco Awareness Sdn Bhd was our main distributor for E-condLife product. Eco Awareness Sdn Bhd has been re-designated as distributor in October 2022.

The sales generated from Eco Awareness Sdn Bhd amounted to $Nil and $13,425 during the six months ended February 28, 2023 and February 28, 2022, respectively. The accounts receivable from Eco Awareness Sdn Bhd amounted to $Nil as of both February 28, 2023 and August 31, 2022.

The purchases from Eco Awareness Sdn Bhd amounted to $Nil and $16,222 during the six months ended February 28, 2023 and February 28, 2022, respectively. The accounts payable due to Eco Awareness Sdn Bhd amounted to $Nil as of both February 28, 2023, and August 31, 2022.

NOTE 11 SHAREHOLDERS’ EQUITY

On December 16, 2021, the Company has increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the six months ended February 28, 2022, the Company issued 1,116,055 shares of common stock in connection with the conversion of $1,007,999 in principal related to its convertible bonds.

During the six months ended February 28, 2022, the Company issued 83,147,767 shares of common stock in connection with Dr. Low’s two deeds of assignments of intellectual properties.

During the six months ended February 28, 2022, the Company issued 14,443,501 shares of common stock pursuant to investment exchange agreement with relevant interest holders in relation to capital raising undertaken by WKL Eco Earth Holdings in prior years.

During the six months period ended February 28, 2022, the Company issued 30,000 shares of common stock pursuant to share agreement with WKL Eco Earth Holdings for acquisition of WKL Green Energy and issued 72,000 shares of common stock pursuant to share exchange agreement for the acquisition of WKL Eco Earth.

During the six months period ended February 28, 2023, the Company issued 149,621 shares of common stock, par value $0.001 per share at a per share purchase price of $2.50 for gross proceeds of $374,055, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50.

During the six months period ended February 28, 2023, the Company also received cash proceeds of $144,443 from 57,783 shares to be issued, and those shares were not issued as of the report date.

During the six months period ended February 28, 2023, the Company received cash proceeds of $100 from capital contribution.

As of February 28, 2023, and February 28, 2022, the Company had 102,003,018 and 101,779,323 shares of its common stock issued and outstanding, respectively.

NOTE 12 INCOME TAXES

The Company’s operating subsidiaries are governed by the Income Tax Law, which is concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). We are routinely undergoing examinations in the jurisdictions in which we operate.

15 | Page

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

The components of net deferred tax assets are as follows:

	February 28, 2023	August 31, 2022
Net operating loss carry-forward	$10,210,000	$7,470,000
Less: valuation allowance	(10,210,000)	(7,470,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $10,210,000 as of February 28, 2023 and approximately $7,470,000 as of August 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 13 ROU ASSETS AND LEASES

A lease is defined as a contract that conveys the right to control the use of identifiable tangible property for a period of time in exchange for consideration. On February 28, 2023, the Company adopted ASC Topic 842 which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee including the Company’s leases of offices and factories. The Company elected to not recognize ROU assets and lease liabilities arising from short-term leases with initial lease terms of twelve months or less (deemed immaterial) on the accompanying consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on the effective interest, the effective amortization on the lease liability. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases as of February 28, 2023 and August 31, 2022, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

On March 28, 2023, the Company entered into a lease termination agreement to its Cambodia office lease at #65, 1st, 2nd and 3rd Floor, Street 123, Sangkat Toul Tumpong I, Khan Chamkarman, Phnom Penh, Cambodia (the “Lease Termination”). The Lease Termination terminated the Company’s rights and obligations with respect to the leased premises on April 15, 2023. As such, the ROU assets and operating lease liabilities were remeasured and the Company recorded a gain of $14,890 as a component of operating expenses for the three months ended February 28, 2023. No impairment of the ROU assets was deemed to have occurred.

16 | Page

The following is a summary of ROU assets and operating lease liabilities:

	February 28, 2023	August 31, 2022
Assets:
ROU assets	$323,904	$442,020

Liabilities:
Current:
Operating lease liabilities	$87,983	$117,686
Non-current:
Operating lease liabilities	251,253	355,186
Total lease liabilities	$339,236	$472,872

As of February 28, 2023, remaining maturities of lease liabilities were as follows:

Operating lease
2023	$87,983
2024	92,900
2025	106,236
2026	47,905
2027 and thereafter	4,212
Total	$339,236

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

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2023, to the date these unaudited condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

17 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” or “common stock” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP.

General Overview

EvoAir Holdings Inc (formerly Unex Holdings Inc.) (the “Company”, “EVOH”, “we”, “us”, or “our”) is a corporation established under the corporation laws in the State of Nevada, U.S. on February 17, 2017. The Company has adopted an August 31 fiscal year end.

On December 20, 2021, the Company and Dr. Low entered into the “EvoAir International Share Transfer Agreement, pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International to the Company for the consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions contemplated under Note 1, is engaged in the R&D, manufacturing, trading, sale of HVAC products and related services in Asia.

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

18 | Page

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended February 28, 2023, as compared to the three and six months ended February 28, 2022.

Three Months Ended February 28, 2023, versus Three Months Ended February 28, 2022

	Three Months Ended
	February 28,
	2023	2022	Changes	%
Revenue	$70,912	$302,884	$(231,972)	(77)%
Cost of revenue	88,940	194,585	(105,645)	(54)%
Gross (loss)/profit	(18,028)	108,299	(126,327)	(117)%
Operating expenses	1,426,781	1,303,079	123,702	9%
Loss from operation	(1,444,809)	(1,194,780)	250,029	21%
Other income/(expenses)	7,512	(993,618)	(1,001,130)	(101)%
Loss from operation before income taxes	$(1,437,297)	$(2,188,398)	(751,101)	(34)%

The Company generated revenues of $70,912 in the three months ended February 28, 2023, as compared to $302,884 in the three months ended February 28 2022, a decrease in revenue of $231,972. The decline in revenue for the comparative figures is mainly due to the decrease in sales in air purifier products as a result of rollback of preventative measures taken by businesses and public from spreading infection as the World and society progresses towards living with Covid-19. The Company is building up its traction for the evoairTM hybrid air-conditioners for both residentials and industrial units.

Cost of revenue was $88,940 or 125% of revenue for the three months ended February 28, 2023, as compared to $194,585 or 64% of revenue in the same financial period in 2022. The decline in cost of revenue for the comparative figures is in line with the drop in sales for the air purifier products. Cost of revenues includes production costs and purchases of goods.

Gross loss was $18,028 or negative gross profit margin of 25% for the three months ended February 28, 2023, as compared to gross profit of $108,299 in the same financial period in 2022 or 36% of revenue. The decline in gross profit margin for the comparative figures was attributable to the drop in sales for the air purifier products, which contributed higher gross profit margin. The decrease of gross profit is mainly due to the Company commercialized evoairTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses were $1,426,781 for the three months ended February 28, 2023, compared to $1,303,079 in the corresponding period in 2022, an increase of $123,702. The increase in operating expenses were mainly due to the commencement of amortization of intangible assets starting from January 2022.

The loss from operation before income taxes for the three months ended February 28, 2023 was $1,437,297 as compared to $2,188,398 for the corresponding period in 2022. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Six Months Ended February 28, 2023, versus Six Months Ended February 28, 2022

	Six Months Ended
	February 28,
	2023	2022	Changes	%
Revenue	$213,597	$1,111,763	$(898,166)	(81)%
Cost of revenue	251,798	901,999	(650,201)	(72)%
Gross (loss)/profit	(38,201)	209,764	(247,965)	(118)%
Operating expenses	2,853,728	1,813,136	1,040,592	57%
Loss from operation	(2,891,929)	(1,603,372)	1,288,557	80%
Other income/(expense)	14,489	(968,358)	(982,847)	(101)%
Loss from operation before income taxes	$(2,877,440)	$(2,571,730)	305,710	12%

19 | Page

The Company generated revenues of $213,597 in the six months ended February 28, 2023, as compared to $1,111,763 in the six months ended February 28 2022, a decrease in revenue of $898,166. The decline in revenue for the comparative figures is mainly due to the decrease in sales in air purifier products as a result of rollback of preventative measures taken by businesses and public from spreading infection as the World and society progresses towards living with Covid-19. The Company is building up its traction for the evoairTM hybrid air-conditioners for both residentials and industrial units.

Cost of revenue was $251,798 or 118% of revenue for the six months ended February 28, 2023 as compared to $901,999 or 81% of revenue in the same financial period in 2022. The decline in cost of revenue for the comparative figures is in line with the drop in sales for the air purifier products. Cost of revenues includes production costs and purchases of goods.

Gross loss was $38,201 or negative gross profit margin of 18% for the six months ended February 28, 2023 as compared to gross profit of $209,764 in the same financial period in 2022 or 19% of revenue. The decline in gross profit margin for the comparative figures was attributable to the drop in sales for the air purifier products, which contributed to a higher gross profit margin. The decrease of gross profit is mainly due to the Company commercialized evoairTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses were $2,853,728 for the six months ended February 28, 2023 compared to $1,813,136 in the corresponding period in 2022, an increase of $1,040,592. The increase in operating expenses were mainly due to the commencement of amortization of intangible assets starting from January 2022.

The loss from operation before income taxes for the six months ended February 28, 2023 was $2,877,440 as compared to $2,571,730 for the corresponding period in 2022. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	As of February 28,	As of August 31,
	2023	2022	Changes	%
Current assets	$1,505,243	$1,688,926	$(183,683)	(11)%
Current liabilities	995,056	892,004	103,052	12%
Working capital	510,187	796,922	(286,735)	(36)%

As at February 28, 2023, our company’s current liabilities stood at $995,056, which included accounts payable and accruals of $111,578, other payables of $21,084, current portion hire purchase creditor $3,919, amount due to shareholders $314,165, current portion operating lease liabilities of $87,983 and the deferred revenue of $456,102.

As at February 28, 2023 our company had a positive working capital of $510,187 compared with the positive working capital of $796,922 as at August 31, 2022. The decline in working capital for the comparative figures was mainly attributable to the decrease in deposits, prepayments and other receivables and an increase in amount owing to shareholders.

20 | Page

Cash Flows

Six Months Ended February 28, 2023, versus Six Months Ended February 28, 2022

	February 28,	February 28,
	2023	2022	Changes	%
Cash flows used in operating activities	$(326,333)	$(881,506)	555,173	63%
Cash flows used in investing activity	(11,754)	(524,148)	512,394	98%
Cash flows generated from financing activities	439,233	-	439,233	100%
Net changes in cash	101,146	(1,405,654)	1,506,800	107%

The Company’s cash and cash equivalents stood at $242,755 as of February 28, 2023. Cash used in operating activities for the six months ended February 28, 2023, was $326,333. This resulted primarily from a net loss of $2,877,440 which was offset by depreciation of $74,828, amortization of $2,078,694, decrease in operating lease right-of-use assets of $118,116, decrease in operating leases liabilities of $133,636, decrease in inventories of $46,121, decrease in deferred revenue of $56,970, decrease in deposit, prepayment and other receivables of $182,607, decrease in accounts receivable of $45,406, decrease in accounts payable and accruals of $105,027, increase in amounts due to shareholders of $311,864, and decrease in other payables of $10,896.

Cash used in investing activity resulted from purchase of property plant and equipment amounting to $11,754 for the six months ended February 28, 2023.

Cash generated from financing activities resulted from the proceeds from capital raising amounting to $299,055, proceeds from share to be issued amounting to $144,443, proceeds from capital contribution amounting to $100 and payments of hire purchase amounting to $4,365 during the six months ended February 28, 2023.

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

21 | Page

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

Going Concern

As of February 28, 2023 and August 31, 2022, the Company had an accumulated deficit of $10,214,862 and $7,465,373 respectively. The Company incurred net loss of $2,877,440 and $2,571,730 for six months ended February 28, 2023 and February 28, 2022, respectively. The cash used in operating activities were $326,333 and $881,506 for the six months ended February 28, 2023 and February 28, 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of a HVAC Business contemplated under the Transactions, the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The unaudited condensed consolidated financials have been prepared assuming that the Company will continue as a going concern and accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of February 28, 2023.

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

22 | Page

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses at February 28, 2023:

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

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global Limited, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2022*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2022*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.10 Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022*
10.11 Supplemental Agreement between Wong Hon Wai and Unex Holdings Inc., dated October 19, 2022*
10.12 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022*
10.13 Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022*
10.14* Form of Subscription Agreement between Regulation S Investors and EvoAir Holdings Inc.
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

EvoAir Holdings Inc.

Dated: April 14, 2023	By:	/s/ Low Wai Koon
Low Wai Koon President and Chief Executive Officer

Dated: April 14, 2023	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

25 | Page