Form 10-Q
period 2023-05-31
EvoAir Holdings Inc.
filed 2023-07-14
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 27, 2023
Common Stock, $0.001	102,060,801

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MAY 31, 2023 AND AUGUST 31, 2022

	May 31, 2023	August 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$524,861	$152,304
Accounts receivable	74,032	85,960
Inventories	593,464	618,996
Deposit, prepayments and other receivables	626,453	831,666
Total current assets	1,818,810	1,688,926

Non-current assets
Property, plant and equipment, net	484,702	602,755
Operating lease right-of-use assets	293,734	442,020
Technology-related intangible assets, net	77,258,134	80,376,175
Total non-current assets	78,036,570	81,420,950

TOTAL ASSETS	$79,855,380	$83,109,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$141,970	$216,830
Income tax payable	219	-
Other payables	17,828	31,980
Deferred revenue	443,150	513,072
Hire purchase creditor	1,906	10,135
Amounts due to shareholders	305,425	2,301
Operating lease liability	83,991	117,686
Total current liabilities	994,489	892,004

Non-current liabilities
Hire purchase creditor	19,866	18,207
Operating lease liabilities	222,894	355,186
Total non-current liabilities	242,760	373,393

TOTAL LIABILITIES	1,237,249	1,265,397

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 102,060,801 and 101,853,397 shares issued and outstanding as at May 31, 2023 and August 31, 2022	102,062	101,854
Additional paid in capital	89,581,377	89,125,872
Shares to be issued	625,330	75,000
Accumulated other comprehensive income	20,147	65,880
Accumulated deficit	(11,666,517)	(7,465,373)
Non-controlling interest	(44,268)	(58,754)
Total shareholders’ equity	78,618,131	81,844,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,855,380	$83,109,876

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Three months ended		Nine months ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022

Revenue	$165,726	$194,954	$379,323	$1,306,717
Cost of revenue	124,647	173,842	376,445	1,075,841
Gross profit	41,079	21,112	2,878	230,876

Operating expenses:
Selling and marketing expenses	8,744	11,015	21,079	35,417
General and administrative expenses	1,459,409	1,429,608	4,300,802	3,218,342
Total operating expenses	1,468,153	1,440,623	4,321,881	3,253,759

Loss from operation	(1,427,074)	(1,419,511)	(4,319,003)	(3,022,883)

Other income/(expense)
Interest income/(expense)	5	(154)	11	(1,005,799)
Other (expense)/income	(86,354)	(9,691)	(71,871)	27,596
Total other expenses	(86,349)	(9,845)	(71,860)	(978,203)

Loss from operation before income taxes	(1,513,423)	(1,429,356)	(4,390,863)	(4,001,086)

Income tax credit	-	-	-	-

Net loss	$(1,513,423)	$(1,429,356)	$(4,390,863)	$(4,001,086)

Less: Net loss attributable to non-controlling interests	(61,768)	(136,034)	(189,719)	(327,707)

Net loss attributable to equity holders of the Company	(1,451,655)	(1,293,322)	(4,201,144)	(3,673,379)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(50,873)	(43,838)	(61,568)	155,415
Total comprehensive loss	(1,502,528)	(1,337,160)	(4,262,712)	(3,517,964)

Less: net comprehensive income/(loss) attributable to non-controlling interests	396	(58,476)	(293)	(82,674)

Net comprehensive loss attributable to equity holders of the Company	(1,502,132)	(1,395,636)	(4,263,005)	(3,600,638)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.01)	(0.01)	(0.04)	(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	102,006,158	101,788,985	101,973,553	48,812,267

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4 | Page

EvoAir HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non- controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2022	101,853,397	$101,854	$89,125,872	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	100	-	-	-	-	100
Issuance of common stock pursuant to capital raising	149,621	150	373,905	-	-	(75,000)	-	299,055
Foreign currency translation adjustment	-	-	-	-	(13,723)	-	(4,184)	(17,907)
Net loss	-	-	-	(1,373,327)	-	-	(67,035)	(1,440,362)
Balance as of November 30, 2022	102,003,018	$102,004	$89,499,877	$(8,838,700)	$52,157	$-	$(129,973)	$80,685,365
Foreign currency translation adjustment	-	-	-	-	3,717	-	3,495	7,212
Issuance of common stock pursuant to share subscription agreement	-	-	-	-	-	144,443	-	144,443
Net loss	-	-	-	(1,376,162)	-	-	(60,916)	(1,437,078)
Balance as of February 28, 2023	102,003,018	$102,004	$89,499,877	$(10,214,862)	$55,874	$144,443	$(187,394)	$79,399,942
Foreign currency translation adjustment	-	-	-	-	(51,269)	-	396	(50,873)
Issuance of common stock for cash	57,783	58	144,385	-	-	(144,443)	-	-
Issuance of common stock pursuant to share subscription agreement	-	-	-	-	-	625,330	-	625,330
Capital contribution by non-controlling interests	-	-	(62,885)	-	15,542	-	204,498	157,155
Net loss	-	-	-	(1,451,655)	-	-	(61,768)	(1,513,423)
Balance as of May 31, 2023	102,060,801	$102,062	$89,581,377	$(11,666,517)	$20,147	$625,330	$(44,268)	$78,618,131

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

5 | Page

EvoAir HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non- controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2021	2,970,000	$2,970	$2,890,471	$(2,233,496)	$5,696	$861,883	$167,967	$1,695,491
Foreign currency translation adjustment	-	-	-	-	168,590	-	19,013	187,603
Net loss	-	-	-	(275,208)	-	-	(108,124)	(383,332)
Balance as of November 30, 2021	2,970,000	$2,970	$2,890,471	$(2,508,704)	$174,286	$861,883	$78,856	$1,499,762
Foreign currency translation adjustment	-	-	-	-	6,466	-	5,185	11,651
Beneficial conversion feature on financial liability -convertible bonds	-	-	1,005,645	-	-	-	-	1,005,645
Issuance of common stock for convertible bonds	1,116,055	1,116	996,088	-	10,795	-	-	1,007,999
Issuance of common stock pursuant to share exchange agreement	102,000	102	(102)	-	-	-	-	-
Issuance of common stock for technology-related intangible assets	83,147,767	83,148	83,064,619	-	-	-	-	83,147,767
Issuance of common stock pursuant to capital raising	14,443,501	14,444	847,439	-	-	(861,883)	-	-
Net loss	-	-	-	(2,104,849)	-	-	(83,549)	(2,188,398)
Balance as of February 28, 2022	101,779,323	$101,780	$88,804,160	$(4,613,553)	$191,547	$-	$492	$84,484,426
Foreign currency translation adjustment	-	-	-	-	(102,314)	-	58,476	(43,838)
Issuance of common stock for cash	74,074	74	185,111	-	-	-	-	185,185
Net loss	-	-	-	(1,293,322)	-	-	(136,034)	(1,429,356)
Balance as of May 31, 2022	101,853,397	$101,854	$88,989,271	$(5,906,875)	$89,233	$-	$(77,066)	$83,196,417

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED MAY 31, 2023 AND 2022

	May 31, 2023	May 31, 2022

Cash flows from operating activities
Net loss	$(4,390,863)	(4,001,086)
Adjustments for non-cash income and expenses:
Depreciation	126,139	59,987
Amortization	3,118,041	1,778,828
Property, plant and equipment impairment and abandonments	21,387	-
Changes in operating assets and liabilities:
Beneficial conversion feature of convertible bonds	-	1,005,645
Decrease in accounts receivable	11,928	66,824
Decrease/(Increase) in inventories	25,532	(408,290)
Decrease in deposit, prepayments and other receivables	205,213	194,879
Decrease in operating lease right-of-use assets	148,286	-
Decrease in accounts payable and accruals	(74,641)	(514,333)
Decrease in deferred revenue	(69,922)	-
Decrease in operating lease liabilities	(165,987)	(22,321)
(Decrease)/Increase in other payables	(14,152)	848,576
Increase/(Decrease) in amounts due to shareholders	303,124	(31,746)
Net cash used in operating activities	$(755,915)	$(1,023,037)

Cash flows from investing activity
Purchase of property, plant and equipment	(29,473)	(566,734)
Cash used in investing activity	$(29,473)	$(566,734)

Cash flows from financing activities
Payments of hire purchase	(6,570)	-
Proceeds from issuance of common stock	443,498	-
Proceeds from shares to be issued	625,330	-
Proceeds from capital contribution	157,255	185,185
Net cash generated from financing activities	$1,219,513	$185,185

Net increase/(decrease) in cash and cash equivalents	434,125	(1,404,586)
Effect of exchange rate changes	(61,568)	155,415
Cash and cash equivalents at start of year	152,304	1,714,890
Cash and cash equivalents at end of year	524,861	465,719

Supplemental disclosure of non-cash investing and financing information:
Common stock issued for technology-related intangible assets	$-	$83,147,767
Common stock issued for convertible bonds	$-	$1,007,999
Right-of-use assets obtained in exchange for operating lease obligations	$-	$525,381

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

7 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MAY 31, 2023, AND 2022

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

NOTE 2 – CHANGE OF CONTROL

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global for an aggregate consideration of $100. Upon completion of the Change of Control Transaction, WKL Global Limited then owned 2,000,000 shares, or approximately 67.34% of the Company’s then issued and outstanding shares, which resulted in a change of control of the Company.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2023, is prepared using generally accepted accounting principles in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of May 31, 2023 and August 31, 2022, the Company had an accumulated deficit of $11,666,517 and $7,465,373 respectively. The Company incurred net loss of $4,390,863 and $4,001,086 for nine months ended May 31, 2023 and May 31, 2022, respectively. The cash used in operating activities were $755,915 and $1,023,037 for the nine months ended May 31, 2023 and May 31, 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

As WKL Eco Earth and WKL Green Energy were under common control at the time of the Transactions, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, the Company’s condensed consolidated balance sheets as of May 31, 2023 and August 31, 2022, reflect WKL Eco Earth and WKL Green Energy on a historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities.

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

10 | Page

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of May 31, 2023 and May 31, 2022, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income/loss in the financial statements.

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

As of May 31, 2023, and August 31, 2022, our accounts receivable amounted to $74,032 and $85,960, respectively, with no allowance for doubtful accounts for both periods.

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

Intangible Assets and Other Long-Lived Assets

The Company’s intangible assets consist of patents, trademarks, patent and trademark applications including patents, trademarks, patent and trademark applications under the IP Assignments as contemplated in Note 1. The intangible assets are recorded at fair market value and are amortized using the straight-line method over an estimated life of 20 years for both patents and trademarks.

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The Company recognized $443,150, and $513,072 deferred revenue as of May 31, 2023, and August 31, 2022, respectively.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize ROU assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our unaudited condensed consolidated balance sheet as of May 31, 2023, and August 31, 2022.

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of May 31, 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

13 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	May 31, 2023	August 31, 2022

Finished goods	$300,528	$385,102
Raw materials and supplies	149,862	162,820
WIP	143,074	71,074
Total inventories on hand	$593,464	$618,996

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	May 31, 2023	August 31, 2022

Deposits and prepayment	$28,287	$61,270
Other receivables (Advances to suppliers)	598,166	770,396
Total	$626,453	$831,666

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	May 31, 2023	August 31, 2022
Plant and machineries	$463,501	$464,019
Office equipment	56,284	55,587
Vehicles	77,933	71,860
Furniture and equipment	22,410	26,577
Renovation	113,942	134,309
	734,070	752,352
Less: Accumulated depreciation	(249,368)	(149,597)
Property, plant and equipment, net	$484,702	$602,755

Depreciation expense for the year ended August 31, 2022 was $95,158. Depreciation expenses for the nine months ended May 31, 2023 was $126,139. During the nine months period ended May 31, 2023, there are property, plant and equipment with net book value of $21,387 impaired and abandoned due to termination of tenancy.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of May 31, 2023 and August 31, 2022:

	May 31, 2023	August 31, 2022

Technology 1- Portable Air Cooler	$27,438,763	$27,438,763
Technology 2- Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(5,889,633)	(2,771,592)
Intangible assets, net	$77,258,134	$80,376,175

Amortization expense for the year ended August 31, 2022 was $2,771,592. Amortization expenses for the nine months ended May 31, 2023 was $3,118,041.

14 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Account payables and accruals, and other payables consist of the following:

	May 31, 2023	August 31, 2022

Accounts payable	$57,331	$110,782
Accruals	84,639	106,048
Other payables	17,828	31,980
Total	$159,798	$248,810

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are non-interest bearing, unsecured, have no fixed repayment term, and are not evidenced by any written agreement. The Company reported amount due to shareholders of $305,425 and $2,301 as of May 31, 2023 and August 31, 2022, respectively.

Eco Awareness Sdn Bhd

Eco Awareness Sdn Bhd is related to a common shareholder. Eco Awareness Sdn Bhd was our main distributor for E-condLife product. Eco Awareness Sdn Bhd has been re-designated as distributor in October 2022.

The sales generated from Eco Awareness Sdn Bhd amounted to $Nil and $172,475 during the nine months ended May 31, 2023 and May 31, 2022, respectively. The accounts receivable from Eco Awareness Sdn Bhd amounted to $Nil as of both May 31, 2023 and August 31, 2022.

The purchases from Eco Awareness Sdn Bhd amounted to $Nil and $71,162 during the nine months ended May 31, 2023 and May 31, 2022, respectively. The accounts payable due to Eco Awareness Sdn Bhd amounted to $Nil as of both May 31, 2023, and August 31, 2022.

NOTE 11 SHAREHOLDERS’ EQUITY

On December 16, 2021, the Company increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

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

During the nine months period ended May 31, 2022, the Company issued 30,000 shares of common stock pursuant to share agreement with WKL Eco Earth Holdings for acquisition of WKL Green Energy and issued 72,000 shares of common stock pursuant to share exchange agreement for the acquisition of WKL Eco Earth.

During the nine months period ended May 31, 2023, the Company issued 207,404 shares of common stock, par value $0.001 per share at a per share purchase price of $2.50 for gross proceeds of $443,498, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50.

During the nine months period ended May 31, 2023, the Company received cash proceeds of $157,255 from capital contribution.

During the nine months period ended May 31, 2023, the Company also received cash proceeds of $625,330 from 250,131 shares to be issued, and those shares were not issued as of the report date.

As of May 31, 2023, and May 31, 2022, the Company had 102,060,801 and 101,853,397 shares of its common stock issued and outstanding, respectively.

NOTE 12 INCOME TAXES

The Company’s operating subsidiaries are governed by the Income Tax Law, which concerns Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“the Income Tax Laws”). We routinely undergo examinations in the jurisdictions in which we operate.

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

The components of net deferred tax assets are as follows:

	May 31, 2023	August 31, 2022
Net operating loss carry-forward	$11,670,000	$7,470,000
Less: valuation allowance	(11,670,000)	(7,470,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $11,670,000 as of May 31, 2023, and approximately $7,470,000 as of August 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 13 ROU ASSETS AND LEASES

A lease is defined as a contract that conveys the right to control the use of identifiable tangible property for a period of time in exchange for consideration. On February 28, 2022 the Company adopted ASC Topic 842 which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee including the Company’s leases of offices and factories. The Company elected to not recognize ROU assets and lease liabilities arising from short-term leases with initial lease terms of twelve months or less (deemed immaterial) on the accompanying consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on the effective interest, the effective amortization on the lease liability. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases as of May 31, 2023 and August 31, 2022, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

On March 28, 2023, the Company entered into a lease termination agreement to its Cambodia office lease at #65, 1st, 2nd and 3rd Floor, Street 123, Sangkat Toul Tumpong I, Khan Chamkarman, Phnom Penh, Cambodia (the “Lease Termination”). The Lease Termination terminated the Company’s rights and obligations with respect to the leased premises on April 15, 2023. As such, the ROU assets and operating lease liabilities were remeasured and the Company recorded a gain of $14,890 as a component of operating expenses for the nine months ended May 31, 2023. No impairment of the ROU assets was deemed to have occurred.

16 | Page

The following is a summary of ROU assets and operating lease liabilities:

	May 31, 2023	August 31, 2022
Assets:
ROU assets	$293,734	$442,020

Liabilities:
Current:
Operating lease liabilities	$83,991	$117,686
Non-current:
Operating lease liabilities	222,894	355,186
Total lease liabilities	$306,885	$472,872

As of May 31, 2023, remaining maturities of lease liabilities were as follows:

Operating lease
2023	$83,991
2024	93,401
2025	90,023
2026	39,470
2027 and thereafter	-
Total	$306,885

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

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2023, to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follows:

The Company received gross proceeds of $394,365 on July 4, 2023 from capital raising. Those shares have yet to be issued to the investors as of the Report Date.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the U.S., we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in US$ and all references to “common shares” or “common stock” refer to the common shares of our capital stock.

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

On December 20, 2021, the Company and Dr. Low entered into the EvoAir International Share Transfer Agreement, pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International to the Company for the consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions contemplated under Note 1 to Financial Statements, is engaged in the R&D, manufacturing, trading, sale of HVAC products and related services in Asia.

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

18 | Page

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2023, as compared to the three and nine months ended May 31, 2022.

Three Months Ended May 31, 2023, versus Three Months Ended May 31, 2022

	Three Months Ended
	May 31,
	2023	2022	Changes	%
Revenue	$165,726	$194,954	$(29,228)	(15)%
Cost of revenue	124,647	173,842	(49,195)	(28)%
Gross profit	41,079	21,112	19,967	95%
Operating expenses	1,468,153	1,440,623	27,530	2%
Loss from operation	(1,427,074)	(1,419,511)	7,563	1%
Other expenses	(86,349)	(9,845)	76,504	777%
Loss from operation before income taxes	$(1,513,423)	$(1,429,356)	84,067	6%

The Company generated revenues of $165,726 in the three months ended May 31, 2023, as compared to $194,954 in the three months ended May 31 2022, a decrease in revenue of $29,228. The decline in revenue is mainly due to the decrease in sales in air purifier products as a result of rollback of preventative measures taken by businesses and public from spreading infection as the World. The Company is building up its traction for the evoairTM hybrid air-conditioners for both residentials and industrial units.

Cost of revenue was $124,647 or 75% of revenue for the three months ended May 31, 2023, as compared to $173,842 or 89% of revenue in the same financial period in 2022. The decline in cost of revenue is in line with the decrease in sales for the air purifier products. Cost of revenues includes production costs and purchases of goods.

Gross profit was $41,079 or gross profit margin of 25% for the three months ended May 31, 2023, as compared to gross profit of $21,112 in the same financial period in 2022 or 11% of revenue. The increase in gross profit margin was attributable to the sales of new products, which contributed to a higher gross profit margin. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses were $1,468,153 for the three months ended May 31, 2023, compared to $1,440,623 in the corresponding period in 2022, an increase of $27,530. The change in operating expenses was not significant.

The loss from operation before income taxes for the three months ended May 31, 2023 was $1,513,423 as compared to $1,429,356 for the corresponding period in 2022. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Nine Months Ended May 31, 2023, versus Nine Months Ended May 31, 2022

	Nine Months Ended
	May 31,
	2023	2022	Changes	%
Revenue	$379,323	$1,306,717	$(927,394)	(71)%
Cost of revenue	376,445	1,075,841	(699,396)	(65)%
Gross profit	2,878	230,876	(227,998)	(99)%
Operating expenses	(4,321,881)	(3,253,759)	1,068,122	33%
Loss from operation	(4,319,003)	(3,022,883)	1,296,120	43%
Other expense	(71,860)	(978,203)	(906,343)	(93)%
Loss from operation before income taxes	$(4,390,863)	$(4,001,086)	389,777	10%

19 | Page

The Company generated revenues of $379,323 in the nine months ended May 31, 2023, as compared to $1,306,717 in the nine months ended May 31, 2022, a decrease in revenue of $927,394. The drop in revenue is mainly due to the decrease in sales in air purifier products as a result of rollback of preventative measures taken by businesses and public from spreading infection as the World and society progresses towards living with Covid-19. The Company is building up its traction for the evoairTM hybrid air-conditioners for both residentials and industrial units.

Cost of revenue was $376,445 or 99% of revenue for the nine months ended May 31, 2023 as compared to $1,075,841 or 82% of revenue in the same financial period in 2022. The decline in cost of revenue is in line with the drop in sales for the air purifier products. Cost of revenues includes production costs and purchases of goods.

Gross profit was $2,878 or gross profit margin of 1% for the nine months ended May 31, 2023 as compared to gross profit of $230,876 in the same financial period in 2022 or 18% of revenue. The decline in gross profit margin was attributable to the drop in sales of air purifier products, of which the product range contributed higher gross profit margin. Besides, the decrease of gross profit is mainly due to the Company commercialized evoairTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses were $4,321,881 for the nine months ended May 31, 2023 compared to $3,253,759 in the corresponding period in 2022, an increase of $1,068,122. The increase in operating expenses were mainly due to the commencement of amortization of intangible assets starting from January 2022.

The loss from operation before income taxes for the nine months ended May 31, 2023 was $4,390,863 as compared to $4,001,086 for the corresponding period in 2022. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	As of May 31,	As of August 31,
	2023	2022	Changes	%
Current assets	$1,818,810	$1,688,926	$129,884	8%
Current liabilities	994,489	892,004	102,485	11%
Working capital	824,321	796,922	27,399	3%

As at 31 May, 2023, increase of current assets mainly due to additional cash received from the capital raising activities for the 9 months period ended May 31, 2023.

As at May 31, 2023, increase in current liabilities mainly due to loan from shareholders of $305,425.

As at May 31, 2023 our company had a positive working capital of $824,321 compared with the positive working capital of $796,922 as at August 31, 2022. The increase in working capital was mainly attributable to the increase in cash from issuance of common stock and capital contribution.

20 | Page

Cash Flows

Nine Months Ended May 31, 2023, versus Nine Months Ended May 31, 2022

	May 31,	May 31,
	2023	2022	Changes	%
Cash flows used in operating activities	$(755,915)	$(1,023,037)	(267,122)	(26)%
Cash flows used in investing activity	(29,473)	(566,734)	(537,261)	(95)%
Cash flows generated from financing activities	1,219,513	185,185	1,034,328	559%
Net changes in cash	434,125	(1,404,586)	1,838,711	131%

The Company’s cash and cash equivalents stood at $524,861 as of May 31, 2023. Cash used in operating activities for the nine months ended May 31, 2023, was $755,915. This resulted primarily from a net loss of $4,390,863 which was offset by depreciation of $126,139, amortization of $3,118,041, property, plant and equipment impairment and abandonments of $21,387, decrease in operating lease right-of-use assets of $148,286, decrease in operating leases liabilities of $165,987, decrease in inventories of $25,532, decrease in deferred revenue of $69,922, decrease in deposit, prepayment and other receivables of $205,214, decrease in accounts receivable of $11,928, decrease in accounts payable and accruals of $74,641, increase in amounts due to shareholders of $303,124, and decrease in other payables of $14,152.

Cash used in investing activity resulted from purchase of property plant and equipment amounting to $29,473 for the nine months ended May 31, 2023 which is lesser than comparative figure mainly due to most property plant and equipment being acquired during start up period.

Cash generated from financing activities resulted from the proceeds from capital raising amounting to $443,498, proceeds from share to be issued amounting to $625,330, proceeds from capital contribution amounting to $157,255 and payments of hire purchase amounting to $6,570 during the nine months ended May 31, 2023.

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

Going Concern

As of May 31, 2023 and August 31, 2022, the Company had an accumulated deficit of $11,666,517 and $7,465,373 respectively. The Company incurred net loss of $4,390,863 and $4,001,086 for nine months ended May 31, 2023 and May 31, 2022, respectively. The cash used in operating activities were $755,915 and $1,023,037 for the nine months ended May 31, 2023 and May 31, 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of a HVAC Business contemplated under the Transactions in Note 1 to the Financial Statements, the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The unaudited condensed consolidated financials have been prepared assuming that the Company will continue as a going concern and accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of May 31, 2023.

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2023. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses at May 31, 2023:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global Limited, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2022*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2022*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.10 Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022*
10.11 Supplemental Agreement between Wong Hon Wai and Unex Holdings Inc., dated October 19, 2022*
10.12 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022*
10.13 Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022*
10.14 Form of Subscription Agreement between Regulation S Investors and EvoAir Holdings Inc.*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101. INS XBRL Instance Document
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

EvoAir Holdings Inc.

Dated: July 14, 2023	By:	/s/ Low Wai Koon
Low Wai Koon President and Chief Executive Officer

Dated: July 14, 2023	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

25 | Page