Form 10-K
period 2023-08-31
EvoAir Holdings Inc.
filed 2023-12-14
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended AUGUST 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The registrant had 102,742,362 shares of our Common Stock par value, $0.001 issued and outstanding as of December 9, 2023.

The aggregate market value of the Company’s common stock held by non-affiliates of 20,614,491 shares computed by reference to the closing bid price of the Company’s common stock of $5.51, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $113,585,845.41 on February 28, 2023.

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

As used in this Annual Report, the terms “we”, “us”, “our”, “Company” or “EVOH”, mean EvoAir Holdings Inc., unless otherwise indicated.

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

On December 20, 2021, the Company and Dr. Low Wai Koon (“Dr Low”) entered into a share transfer agreement, (the “EvoAir International Share Transfer Agreement”), pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International Limited (“EvoAir International”) to the Company for the consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions (defined hereunder), is engaged in the R&D, manufacturing, marketing and sale of eco-friendly heating, ventilation and air conditioning (“HVAC”) products and related services.

Pursuant to the terms of EvoAir International Share Transfer Agreement, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of common stock, with par value of $0.001 per share (“Common Stock”) of the Company (“EvoAir Shares”), representing approximately 67.34% of the Company’s then issued and outstanding shares of Common Stock, sold his entire shareholding of the Company to WKL Global Limited, a company incorporated in the British Virgin Islands and wholly owned by Dr. Low (“WKL Global”), for an aggregate consideration of $100 (the “Change of Control Transaction”). Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares of Common Stock, or approximately 67.34% of the then issued and outstanding EvoAir Shares, which resulted in a change of control of the Company.

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 EvoAir Shares to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding EvoAir Shares were 101,779,323 (“Then Enlarged Share Capital”):

(A) On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global and Allegro Investment (BVI) Limited (“Allegro Investment”), a company incorporated in the British Virgin Islands with 50% shareholding held by Chan Kok Wei and Ong Bee Chen, respectively, of 24,000 EvoAir Shares and 6,000 EvoAir Shares, respectively, or approximately 0.02% and 0.01% of the Then Enlarged Share Capital, respectively.

(B) On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (collectively, the “WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which the WKLEE Sellers agreed to sell all their ordinary shares, amounting in aggregate, 240,000 shares or 80% shareholding of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global, Allegro Investment and WKLEE Sellers of 49,320 EvoAir Shares, 8,280 EvoAir Shares and in aggregate 14,400 EvoAir Shares, respectively, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Then Enlarged Share Capital.

(C) On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which the Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EvoAir Group to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the Common Stock, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Then Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(D) On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents relating to eco-friendly air-conditioner condenser (external unit), EvoAirTM and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents relating to the portable air-conditioner, e-Cond EVOTM and the trademarks as described in the deed of assignment thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global, Allegro Investment and certain nominees shall be allotted and issued 63,362,756 EvoAir Shares, 14,297,259 EvoAir Shares and in aggregate 5,487,752 EvoAir Shares, respectively or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Then Enlarged Share Capital in consideration for the IP Assignments.

EvoAir Transaction, Change of Control Transaction and Allotment Transactions are collectively to be referred to as the “Transactions”. The closing of the Transactions (the “Closing”) occurred on December 20, 2021 (the “Closing Date”).

From and after the Closing Date, at which time EvoAir International transferred its HVAC business to the Company, the Company’s primary operations consisted of the prior operations of EvoAir International.

4 | Page

EvoAir International is a company incorporated in the British Virgin Islands on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns (a) WKL Eco Earth; (b) WKL Green Energy; (c) 67.5% of EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”); (d) 55% of WKL EcoEarth Indochina Co Ltd (“WKL EcoEarth Indochina”); and (e) 55% of WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”). Evo Air Marketing (M) Sdn Bhd (“Evo Air Marketing”) is a wholly owned subsidiary of EvoAir Manufacturing.

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

On November 21, 2023, the Company issued in aggregate, 52,107 shares of Common Stock to 15 referral agents (“Referral Agents”) in consideration for their referral to the Company of certain investors. Each Referral Agent is a “non-U.S. Persons” as defined in Regulation S.

On November 21, 2023, the Company issued, in aggregate, 5,500 shares of Common Stock to two individuals in consideration for marketing services provided to the Company by Artisan Creative Studio, a marketing entity based in Malaysia. Each of the individuals is a “non-U.S. Persons” as defined in Regulation S.

Round 2 Stockholders

The Company entered into a series of offerings for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50, as follows:

●	On February 15, 2022, the Company entered into certain share subscription agreement with Ms. Ang Lee Kim Jane, who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 74,074 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $185,185.

●	On June 3, 2022, the Company entered into certain share subscription agreement with Mr. Wong Hon Wai who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act pursuant to which the Company agreed to issue and sell 5,000 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $12,500.

●	On October 25, 2022, the Company entered into Regulation S share subscription agreements with eight investors, each of whom represented that it was a “non-U.S. Persons” as defined in Securities Act. On the same date, the Company entered into Regulation D share subscription agreements with two investors, each of whom represented that it was an “Accredited Investors” as defined in Regulation D of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 129,621 shares of Common Stock to the Regulation S investors, and (ii) 15,000 shares of Common Stock to the Regulation D investors, respectively, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $361,553.

●	On February 20, 2023, the Company entered into Regulation S share subscription agreements with eleven investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 57,783 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $144,443.

●	On July 13, 2023, the Company entered into Regulation S share subscription agreements with 31 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 250,132 shares of Common Stock to the Regulation S Investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $625,330.

●	On September 7, 2023, the Company entered into Regulation S share subscription agreements with 71 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, 365,164 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $912,889.

●	On November 21, 2023, the Company entered into a Regulation S share subscription agreement with Wong Chun Shoong who represented that he was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreement, the Company agreed to issue and sell in aggregate, 8,658 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $21,645.

5 | Page

Details of the Company’s subsidiaries:

Name	Place and date of incorporation	Principal activities	Ownership
EvoAir International Limited (“EvoAir International”)	British Virgin Islands, November 17, 2021	Investment holding.	100%

Subsidiary of EvoAir International
WKL Eco Earth Holdings Pte. Ltd. (“WKL Eco Earth Holdings”)	Singapore, July 12, 2018	Investment holding and research and development (“R&D”), marketing and sale of eco-friendly heating, ventilation, and air conditioning (“HVAC”) products and related services.	100%

Subsidiaries of WKL Eco Earth Holdings
WKL Eco Earth Sdn. Bhd. (“WKL Eco Earth”)	Malaysia, May 17, 2017	R&D, manufacturing, marketing and sale of eco-friendly HVAC products, and the manufacture and sale of related services as well as food, pharmaceutical products, and orthopaedic goods.	100%

WKL Green Energy Sdn Bhd (“WKL Green Energy”)	Malaysia, October 24, 2017	R&D on biotechnology.	100%

EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”)	Malaysia, March 22, 2019	Holding company, R&D, manufacturing, marketing and sale of eco-friendly HVAC products and related services.	67.5%

WKL EcoEarth Indochina Co. Ltd (“WKL EcoEarth Indochina”)	Cambodia, February 4, 2021	Marketing and sale of eco-friendly HVAC products and related services.	55%

WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”)	People’s Republic of China, April 6, 2021	Manufacturing, marketing and sale of eco-friendly HVAC products and related services	55%

Subsidiary of EvoAir Manufacturing
Evo Air Marketing (M) Sdn. Bhd. (“Evo Air Marketing”)	Malaysia, February 2, 2021	Marketing and sale of eco-friendly HVAC products and related services	100%

6 | Page

Our Future Strategies

We intend to pursue the following strategies to further develop and expand our business:

●	Continued investment in research and development in hybrid air-conditioning products

The Group intends to continue development of its hybrid air-conditioning products to further increase its product offerings, as well as to expand its client base, especially with commercial and industrial clients. The Group plans to expand its distribution into other South East Asia markets, China and Asia markets, which has high potential demand for air-conditioning as their population gross domestic product (“GDP”) increases. Taking advantage of the global awareness and push to reduce harmful factors leading to global warming, the Group continues to market its EvoAirTM brand and e-Cond EvoTM as eco-friendly products aiming to reduce emission of waste heat from the air-conditioner condensing units and at the same time improving energy efficiency. The Group aims to continue its innovation through investment into research and development, to further improve on its product lines, reduce its carbon emissions as it strives to become a leader in HVAC green inventions.

●	Continued production of air purifier and air-sanitizing systems

The Group continues to improve on its production of air purifier and air-sanitizing systems in order to capitalize on increased market demand for air sanitizing products in the wake of the global coronavirus pandemic. The Group is expanding usage and application of its INCU Technology, which acts as an effective disinfectant solution into more sectors and markets as the Group foresees growth in demand for air-sanitizing products as a must-have product in general consumer households in the near future. Besides household consumers, the Group also aims to expand its commercial and industrial customer base, as well as partake in public sanitation projects. In terms of sanitation products, the company aims to expand into personal healthcare products such as formulated toiletries cleansers incorporating the INCU ionic nano copper solution as an active ingredient.

●	Geographical expansion

A key component of our strategy is to enter into and expand into new markets with high demand for HVAC. The Group intends to replicate the similar model, continue development of its product line and expand into other Southeast Asian countries and the Chinese market, with possible expansion into the Middle East, Indonesia and India in the future.

●	Promoting importance of environmental-friendly technology

The Group also advocates the importance of promoting environmentally friendly technology and creating awareness to the public to play a part in protecting the environment as well as creating synergy with the Group’s products and brand image.

On 5 May 2023, the Company launched ‘Cool the Earth Day’ which marks the birth of the environmental movement for HVAC industry. It was a movement launched by EvoAir Group advocating that (i) everyone can enhance his/her lifestyle through green inventions while preserving the Earth; and (ii) everyone can be the ‘Ambassador of the Earth’ - everyone can do a part, be it in the smallest way in protecting our environment. ‘Cool the Earth Day’ is a movement in line with the Company’s mission to contribute to the Earth and society amidst the alarming global warming and climate change issues confronting the world and its 8 billion population through green inventions and creating awareness. We hope that through this movement, people will raise their awareness that everyone can do a part, be it in the smallest way in protecting our environment. At EvoAir, every member is an Ambassador of the Earth, sharing the same mission of protecting the Earth. The Company believes that everyone around the globe can be an Ambassador of the Earth.

In 2023, the Group collaborated with a university in Malaysia to study the effect of heat generated by outdoor condensing unit of traditional air-conditioning system towards surrounding environment, by studying the effects of air conditioning system on plant growth in a green-house setting. The study concludes that air produced by EvoAirTM outdoor condensing unit, Coolpressor, is lower in temperature and is more environmental friendly and favourable for the growth of green planted compared to hot air produced by conventional air-conditioner outdoor condensing unit. This positive outcome will surely path a new and sustainable direction in term of energy savings. The Group looks to continue embracing such promotions and is committed to creating awareness and promoting environmental sustainability. We envision becoming an international player in HVAC sector focusing on environmental, social, governance (“ESG”) efforts and initiatives in the future.

●	Developing and distributing INCZN health supplement

The Group has launched an INCZN health supplement product and partnering with OEM to manufacture the supplements. INCZN is designed to provide health benefits including improving immune system, protecting against diseases such as mouth, throat and lung cancer, regulate blood pressure and strengthening cardiovascular health, improve stomach digestion and gout repair through the benefit of zinc and copper. The Company intends to build on the further development and distribution of INCZN in order to diversify our product offerings in the future.

7 | Page

Product Lines

Hybrid Air Conditioners

e-Cond EVOTM

With the objective of embracing well-being of mankind through green living and preserving the Earth through green inventions e-Cond EVOTM is a breakthrough invention building on the research and development (“R&D”) of Dr Low Wai Koon (“Dr. Low”), our Director, Chairman and Chief Executive Officer and his team, it is the Group’s first invented its line of eco-friendly portable air-conditioners under its e-Cond EVOTM brand in 2017.

The unit is an eco-friendly air-conditioning system with patent pending heat emission control system (“HECS”) technology, which regulates the temperature and volume of heat transferred from the air-conditioning system into the environment. This product employs an innovative hydro-refrigeration system (“HRS”) integrating evaporative cooling process with refrigeration cycle, reducing temperature of the output air by approximately 30% while achieving an optimal cooling performance of approximately 25 to 28 degree Celsius. The patent pending technology in the unit allows it to utilize substantially lower energy than its traditional air-conditioning units. The portable air-conditioning systems also incorporate ionizer technology producing high concentrations of negative ions to purify the surrounding air of mold spores, pollen, pet dander, odors, cigarette smoke, bacteria, viruses, dust and other hazardous airborne particles.

The Company markets two models of the e-Cond EVOTM units: the Super King and the Outdoor King.

EvoAirTM

The Group continued to research on incorporating its patent pending HECS Technology as well as various other patent pending technologies into its product line, subsequently launching its EvoAirTM hybrid air-conditioners in 2021.

The Group’s core product, EvoAirTM, is a first-of-its-kind eco-friendly air-conditioner with granted patent or utility model/ patent or utility model pending heat emission control system (“HECS”) proprietary technology, which turns waste heat released by conventional air-conditioner condenser (external unit) into cool and moisturised air at approximately 26oC to 32oC with a humidity of ±60%, operating under outdoor condition, which is optimal for human and living things. The re-engineering of the air-conditioning system has transformed the air-conditioner condenser (external unit) into a supplementary cooling unit or ‘Coolpressor’, which also functions as an air cooler. It also reduces energy consumption of at least 20% compared to conventional air-conditioning units. The significant decrease in waste heat and reduction in energy consumption play an important role in reducing harmful effects to the environment, in line with the Group’s mission of producing eco-friendly invention in protecting the Earth.

8 | Page

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

Residential Units

We offer a variety options of EvoAirTM hybrid air conditioner range from 1.0 HP to 2.5 HP, where indoor units of wall mounted and ceiling cassette (selected models) options are available for residential users. Our residential EvoAirTM units are all supplied by 220-240V, single phase and 50Hz of power supply, using R32 as refrigerant. While the dimension size for outdoor unit (Coolpressor) is 925mm x 355mm x 685mm, which comes with an LCD remote control to operates it individually. Each coolpressor is equipped with an up & down automatic louver.

Commercial Units

Aside from residential units, we also offer EvoAirTM commercial / industrial units range from 5HP to 25HP, where the placement of air conditioner unit in the ideal settings would be most cooling effective to the certain area. The application of commercial units are normally office buildings, retail stores, warehouses, or manufacturing facilities. Due to efficiency consideration, commercial units are using 3 phase power supply and R410A as refrigerant charge (instead of R32). Dimension size of Coolpressor comparing to residential units are larger and heavier too.

Retrofitting Service

We also provide retrofit service to commercial customers that wishes to keep their existing HVAC systems. Our retrofitting services include replacing the customers’ outdoor condensing unit with the patent-pending HECS technology. Retrofitting service allow for large saving of resources for our enterprise customers, who can avoid fully replacing their air conditioning units, which may be costly depending on the number of existing air conditioning unites already deployed.

Customization Services

We also provide customization services for specific customers, including stainless-steel coverings to prevent corrosion for customers in locations susceptible to erosion, such as near the coastline.

9 | Page

Manufacturing

The Group produces its Coolpressor under its EvoAirTM brand. Meanwhile, the Group partners with OEMs to produce a air-conditioner indoor unit (blower) to complement its EvoAirTM Coolpressor as well as its eco-friendly portable air-conditioner systems under its e-Cond EVOTM brand. The Group has managed to situate its manufacturing plants in both Malaysia and China through its operating subsidiaries, EvoAir Manufacturing and WKL Guanzhe Green Technology Guangzhou, respectively. The Group operates manufacturing plants and assembly lines in China and Malaysia approximately 60,000 square feet of manufacturing space. By distributing its manufacturing capacity geographically, the Group is able to maintain a flexible supply chain concentrating production of products according to demand from different regions.

Licensing, Supply and Maintenance Service

The Group licenses its various proprietary and granted patent or utility model/ patent or utility model pending patent technologies to OEMs and other brands to be incorporated in various HVAC products. The Group has also catered to industrial clients including supplying products to factory settings or real estate developments spread out across different geographical locations including Malaysia, and Cambodia and Singapore as well as Indonesia as well as providing maintenance and installation services of its EvoAirTM products to various commercial customers.

Air Purifier

E-CondLife

To address the spread of the Covid-19 pandemic which arose during the end of 2019, the EvoAir Group launched a new series of air-sanitizing products during the middle of 2020.

Partnering with its supplier, the Group became an exclusive authorized distributor of INCU technology, which involves the use of an ionic nano copper solution. The active ingredients of the solutions, Copper Sulphate Pentha-Hydrate, has a proven track record as well as having been certified and reported to inhibit larvidie, germicide, bactericide, fungicide, algaecide and virucide, while being non-toxic and safe for human and animal use. INCU (Ionic Nano Copper) has been recognized as being vital to health, as well as having proven to be effective against influenzas, bacteria such as E. Coli, bacteria groups such as MRSA as well as inhibiting against Covid-19.

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

The e-CondLife sanitizer system has been certified under the IECEE CB Scheme, while the INCU ionic nano copper solution used by the system has been certified by NSF International (USA) to be compliant with NSF / ANSI60 standards for all applicable requirements. The EvoAir Group has also obtained safety test reports from TUV SUD in Singapore and ICAS Shanghai for Cytotoxicity Testing.

QCOVTM

To supplement the e-CondLife line of air purifier products, the Group partnered with various OEMs to produce small air purifier systems under its QCOVTM brand in 2021, which incorporates a diffuser to distribute the INCU ionic nano copper solution in order to sanitize the environment.

10 | Page

Distribution

As an exclusive authorized distributor of the INCU ionic nano copper solution, the Group has partnered with various distributors to distribute the technology to other brands and markets, Singapore, Thailand. We entered into a long term original design manufacturer supply agreement with our largest nano copper solution supplier in September, 2020. Our purchase from our largest nano copper supplier amounted to approximately $Nil and $315,627 for FYE2023 and FYE 2022, respectively, representing approximately Nil% and 37% of our total purchases, respectively. As is customary in the supply or sales arrangements, the agreements with our largest supplier are terminable by either party by giving notice. Through these various partnerships, the Group’s air purifier systems and INCU are produced and distributed by various distribution channels, including through several well established marketing companies with their own respective online platforms. The Group market its brand to target customers that are attracted to the Group’s eco-friendly image, the product’s ability to inhibit bacteria and viruses, as well as to provide a clean and safe environment.

Intellectual Property

The Group’s success and future revenue growth depend, in part, on our ability to protect our intellectual property. The Group relies primarily on patent and trademark laws, as well as confidentiality procedures, to protect our proprietary technologies and processes.

The Group believes that the core of its business is comprised of our proprietary technologies, including its granted patent or utility model/ patent or utility model pending patent HECS technology. As a result, the Group will strive to maintain a robust intellectual property portfolio. The Group’s success and future revenue growth may depend, in part, on its ability to protect its intellectual property as products and services that are material to its operating results incorporate patented technology.

The Group believes its rights to patents and trademark rights serve to distinguish and protect its products from infringement and contribute to our competitive advantages. The Group had patents and trademarks in various stages of the registration application process in Malaysia and trademarks in various stages of the registration application process in China.

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

The Air Conditioner Industry

Growing demand for cooling

According to International Energy Agency (“IEA”) (https://www.iea.org/energy-system/buildings/space-cooling#tracking), there are currently about 2 billion air conditioning units operating worldwide, and by 2050, it is predicted that there will be 5.6 billion units. According to the statistics report published by the Japan Refrigeration and Air Conditioning Industry Association (“JRAIA”) (https://www.jraia.or.jp) in July 2022, the world’s total air conditioner demand in 2021 is estimated at 110 million, which represent 102% of the world demand in 2020. Looking at the 2021 world demand in terms of Japan, China and other regions, the largest demand is from China, of which demand is estimated to have reached 41.305 million, representing 98% of 2020’s demand. China’s demand accounts for 38% of the total global demand. Next to China, the Asian region (excluding Japan and China) stands at approximately 17.983 million, followed by North America with 16.515 million, Japan with 10.201 million, Europe with 8.885 million and Latin America with 6.547 million.

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

11 | Page

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

12 | Page

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

	Number of Aircon sold per Year (Thousands of units)
	2013	2014	2015	2016	2017	2018	2019	2020	2021
World	104,367	103,790	99,355	102,312	110,972	110,971	115,872	107,447	110,041
Residential Aircon	91,432	90,704	86,244	88,807	96,405	96,071	101,952	93,949	95,162
Commercial Aircon	12,935	13,086	13,111	13,505	14,567	14,900	13,920	13,499	14,879

By Continent
North America	14,060	14,461	14,348	14,603	15,315	15,589	14,226	15,029	16,515
Asia (Ex-Japan and China)	13,672	14,540	15,146	16,411	17,604	17,817	19,245	16,196	17,983
Europe	6,739	5,622	5,411	6,071	6,670	6,912	7,991	7,604	8,885
Latin America	7,943	8,203	7,324	6,469	6,767	6,834	8,254	7,423	6,547
Middle East	5,300	5,505	5,384	5,264	5,062	4,337	4,194	3,992	3,684
Africa	2,555	2,597	2,526	2,633	2,578	3,036	3,125	2,981	3,489
Oceania	973	1,050	1,096	1,127	1,289	1,291	1,319	1,396	1,432
	51,242	51,978	51,235	52,578	55,285	55,816	58,354	54,621	58,535

By Country (Standalone)
Japan	9,817	9,336	8,899	9,146	9,744	10,521	10,768	10,687	10,201
China	43,308	42,477	39,222	40,587	45,945	44,633	46,751	42,142	41,305
	53,125	51,813	48,121	49,733	55,689	55,154	57,519	52,829	51,506

	104,367	103,791	99,356	102,311	110,974	110,970	115,873	107,450	110,041

Selected South East Asia
Malaysia	902	898	878	936	970	1,002	1,001	902	867
Singapore	163	162	158	157	143	142	135	113	121
Indonesia	2,246	2,287	2,202	2,300	2,337	2,339	2,365	1,929	2,159

Source: World Air Conditioner Demand by Region (June 2019 & July 2022) - The Japan Refrigeration and Airconditioning Industry Association (JRAIA)

As derived from the JRAIA report, in 2021, approximately 110 million units of air conditioners were sold globally of which approximately 86% were residential units and approximately 14% were commercial units.

Based on statistics available in the JRAIA report, we calculated both CAGR of residential and commercial air conditioners from 2013 to 2021 increased to approximately 0.50% and 1.77% respectively. China was the largest consumer of air conditioners globally and it accounted for approximately 38% of all air conditioners sales. Oceania had the highest CAGR of approximately 4.95% from 2013 to 2021 followed by Africa at approximately 3.97% CAGR.

13 | Page

No.	Major Aircon Brands Globally	Company	Securities Exchange	Principal Activities (1)	Market Capitalisation (US$) (2)
1	Daikin(1)	Daikin Industries Ltd	Tokyo Stock Exchange	Daikin Industries Ltd manufactures air conditioners and refrigerants. The company provides an array of products and technologies related to air-conditioning, refrigeration systems, oil hydraulics, defense systems, chemicals, and other electronics. The company’s air conditioners are widely used in residential, commercial, and industrial applications. It also offers chemical products such as fluoroplastics, chemical engineering machinery, fluorocarbons, and fine chemical products. The company offers industrial hydraulic equipment and machinery, mobile hydraulic equipment, components for guided missiles and oxygen therapy equipment.	45,305,894,021.68
2	Midea(2)	Midea Group Co	Shenzhen Stock Exchange	Midea Group Co Ltd is a manufacturer, marketer, and seller of diversified products, including consumer appliances, HVAC (heating, ventilation and air-conditioning) systems, robotics and industrial automation and smart supply chain. The company’s major products include both residential and commercial air-conditioners, laundry appliances, kitchen appliances, refrigerators, smart logistics, components, and various small home appliances. It also provides installation, maintenance, after-sale and professional services.	52,971,307,174.30
3	Trane(3)	Trane Technologies PLC	New York Stock Exchange	Trane Technologies Plc is a manufacturer of industrial goods. It designs, manufactures, and sells a portfolio of industrial and commercial products. The company’s products enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food, and perishables; and increase industrial productivity and efficiency.	46,750,742,407
4	Carrier(4)	Carrier Global Corp	New York Stock Exchange	Carrier Global Corp is a provider of heating, ventilating, air-conditioning, refrigeration systems, building automation, and fire and security technologies. The company’s products comprise furnaces, air conditioners, heat pumps, ductless systems, refrigeration equipment, boilers, indoor air quality products, compressors, thermostats, and refrigeration equipment. It also offers design, maintenance, and installation services.	44,025,723,791
5	LG(5)	LG Electronics Inc	Korean Exchange	LG Electronics Inc manufactures and distributes consumer electronics and home appliances. The company’s product portfolio comprises televisions, monitors, personal computers, refrigerators, audio and beauty appliances, video equipment, washing machines, dishwashers, air purifiers, dehumidifiers, residential and commercial air conditioners, and vacuum cleaners. It also offers vehicle components, smartphones, information displays, solar panels, substrate and material, motor and sensor components, optic solutions, automotive components and camera modules.	12,710,345,700.78
6	Panasonic(6)	Panasonic Corp	Tokyo Stock Exchange	Panasonic Holdings Corp develops, produces, sells and services a range of electric and electronic products. Panasonic’s product portfolio includes room air-conditioners, TVs, fixed-phones, digital cameras, video equipment, home audio equipment, rice cookers, lamps, wiring devices, air-conditioning equipment, air purifiers and bicycles. It also offers electronic components, mounting machines, welding equipment, PCs and tablets, projectors, batteries, electric motors, electronic components, electronic materials, semiconductors and LCD panels. It provides consumer, logistics, automotive, aviation, entertainment, manufacturing and housing solutions, among others.	26,525,724,817.29
7	Mitsubishi Electric(7)	Mitsubishi Electric Corp	Tokyo Stock Exchange	Mitsubishi Electric Corp develops, manufactures, and markets electrical and electronics products. The companys product portfolio comprises of air conditioning systems, home products, factory automation systems, automotive equipment, building systems, energy systems, visual information systems, transportation systems, semiconductors and devices, information and communication systems, space systems and public systems. It also offers maintenance services, it infrastructure services and network services. Mitsubishi Electric serves information processing and communications, space development and satellite communications, consumer electronics, industrial technology, energy, transportation, and building equipment sectors.	25,969,754,304.48

14 | Page

8	Haier(8)	Haier Smart Home Co Ltd	Shanghai Stock Exchange	Haier Group is involved in the manufacturing, marketing and selling of a wide range of home appliances and consumer electronic products such as refrigerators, air conditioners, washing machines, water heaters, TVs, kitchen electric appliances, digital and home appliances, and computers.	19,888,854,594.45
9	Lennox(9)	Lennox International Inc	New York Stock Exchange	Lennox International Inc is a climate control solutions provider. The company designs, manufactures and markets a wide range of products for the heating, ventilation, air conditioning and refrigeration (HVACR) markets. Its heating and cooling products comprise a broad range of heat pumps, furnaces, packaged heating and cooling systems, accessories to improve indoor air quality, air conditioners, comfort control products, installation and services of commercial heating and cooling equipment, replacement parts and supplies.	13,131,076,508
10	Johnson Controls(10)	Johnson Controls International PLC	New York Stock Exchange	Johnson Controls International Plcis a technology and multi-industrial company. It engineers, develops, manufactures, and installs building products and systems. The company offers HVAC equipment, fire suppression, distributed energy storage, fire detection, industrial refrigeration, building automation and controls, digital solutions, residential and smart home security, and retail solutions, among others.	35,131,726,556
11	Samsung(11)	Samsung Electronics Co. Ltd	Korean Exchange	Samsung Electronics Co Ltd is a manufacturer of consumer electronics, information technology and mobile communications, and device solutions. The company’s product portfolio includes televisions, refrigerators, washing machines, air conditioners, medical devices, printers, monitors, computers, network systems, and digital cameras. It also manufactures LCD and LED panels, mobile phones and smartphones, tablets, and related accessories. Samsung provides solutions to retail, hospitality, healthcare institutions, finance, education, transportation, and government sectors.	299,993,512,702.60
12	Whirlpool(12)	Whirlpool Corp	New York Stock Exchange	Whirlpool Corp is a designer, manufacturer, and supplier of home and kitchen appliances. Its product portfolio includes laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers, washing machines, air conditioners, heating and cooling products, water filters, and other portable household appliances.	6,758,483,110
13	Sharp(13)	Sharp Corp	Tokyo Stock Exchange	Sharp Corp (Sharp) designs, develops, and markets digital information equipment, health and environmental equipment, energy, and business solutions. The company’s major products include refrigerators, microwave ovens, electric fans, beauty appliances, LED lights, air conditioners, washing machines, televisions, projectors, mobile phones, tablets, calculators, telephones, thin-film solar cells, solar cells, and storage battery. It also provides sensors, office solutions, humidifiers, dehumidifiers, business projectors, information displays, options and consumables, software, and ultrasonic cleaners. The company serves to original equipment manufacturers, electronics industries, solar industries, and household customers.	4,142,993,386.89

(1) Source: https://www.globaldata.com/

(2) As at 13 Oct2023

(3) https://www.jpx.co.jp/

(4) https://www.midea-group.com/investors/stock-info

(5) https://www.sec.gov/ix?doc=/Archives/edgar/data/0001466258/000146625823000186/tt-20230630.htm

(6) https://www.sec.gov/ix?doc=/Archives/edgar/data/1783180/000178318023000056/carr-20230630.htm

(7) http://data.krx.co.kr/contents/MDC/MDI/mdiLoader/index.cmd?menuId=MDC0201020203

(8) https://www.jpx.co.jp/

(9) https://www.jpx.co.jp/

(10)http://www.sse.com.cn/assortment/stock/list/info/company/index.shtml?COMPANY_CODE=600690&FULLNAME=%E6%B5%B7%E5%B0%94%E6%99%BA%E5%AE%B6%E8%82%A1%E4%BB%BD%E6%9C%89%E9%99%90%E5%85%AC%E5%8F%B8

(11) https://www.sec.gov/ix?doc=/Archives/edgar/data/1069202/000162828023025847/lii-20230630.htm

(12) https://www.sec.gov/ix?doc=/Archives/edgar/data/833444/000083344423000030/jci-20230630.htm

(13) http://data.krx.co.kr/contents/MDC/MDI/mdiLoader/index.cmd?menuId=MDC0201020203

(14) https://www.nyse.com/quote/XNYS:WHR

(15) https://www.jpx.co.jp/

15 | Page

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. As of December 9, 2023, our trademark portfolio includes granted patent or utility model/ patent or utility model pending in various countries and stages. We also consider our manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Risk Factors.”

Trademarks
Mark	Country	Application No.	Filing Date	Status
	Malaysia	TM2021004997	24.02.2021	Registered
QCOV	Malaysia	TM2021004999	24.02.2021	Registered
	Malaysia	TM2021025558	14.09.2021	Registered
	Malaysia	TM2021018495	07.07.2021	Registered
	Malaysia	TM2021012892	04.05.2021	Registered
EvoAir	Malaysia	TM2021002685	29.01.2021	Registered
We Cha	Malaysia	TM2020000453	09.01.2020	Registered
回球	Malaysia	TM2020000455	09.01.2020	Registered
回球	China	43752514	13.01.2020	Registered
	Malaysia	2017076420	27.12.2017	Pending Publication

16 | Page

Grated Patents or Utility Models and Pending Patents or Utility Models
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date
Condensing Unit (E-coil)	Malaysia	Granted	UI2019003217	04.06.2019	UI2019003217	04.12.2020
Condensing Unit (E-coil)	PCT	Completed	PCT/MY2020/050038	30.06.2020	WO/2020/246871	10.12.2020
Condensing Unit (E-coil)	Thailand	Granted	2103003569	03.12.2021	20596	23.12.2022
Condensing Unit (E-coil)	Philippines	Granted	22021550009	02.12.2021	N/A	11.03.2022
Condensing Unit (E-coil)	Vietnam	Pending	2-2021-00562	17.12.2021	N/A	N/A
Condensing Unit (E-pad)	PCT	Completed	PCT/MY2020/050070	18.08.2020	WO/2021/034185	-
Condensing Unit (E-pad)	Thailand	Pending	2203000456	21.02.2022	-	-
Condensing Unit (E-pad)	Vietnam	Pending	2-2022-00092	08.03.2022	5467 A	25/05/2022
Condensing Unit (E-ball 1)	Malaysia	Pending	PI2019007957	31.12.2019	N/A	30.06.2021
Condensing Unit (E-ball 1)	PCT	Completed	PCT/MY2020/050207	29.12.2020	WO/2021/137695	08/07/2021
Condensing Unit (E-ball 1)	Thailand	Granted	2203001623	29.06.2022	22097	14.07.2023
Condensing Unit (E-ball 1)	Vietnam	Pending	2-2022-00320	22.07.2022	5633 A	26.09.2022
Condensing Unit (E-ball 1)	China	Granted	202090001025.2	30.06.2022	CN 218846310 U	11.04.2023
Condensing Unit (E-ball 1)	Japan	Granted	2022-600153	29.06.2022	N/A	N/A
Condensing Unit (E-ball 2)	Malaysia	Pending	PI2020006990	23.12.2020	N/A	23.06.2022
Condensing Unit (E-ball 2)	PCT	Completed	PCT/MY2021/050119	14.12.2021	WO/2022/139572	30.06.2022
Condensing Unit (E-ball 2)	Taiwan	Pending Certificate	110148426	23.12.2021	-	-
Condensing Unit (E-ball 2)	China	Pending Certificate	202190000952.7	21.06.2023	-	-
Condensing Unit (E-ball 2)	Thailand	Pending	2303001671	21.06.2023	-	-
Condensing Unit (E-ball 2)	Philippines	Pending	22023550013	20.06.2023	-	-
Condensing Unit (E-ball 2)	Japan	Pending	2023-600140	22.06.2023	-	-
Condensing Unit (E-ball 2)	UAE	Pending	P6001550/2023	19.06.2023	-	-
Condensing Unit (E-ball 2)	Saudi Arabia	Pending	523441275	18.06.2023	-	-
Condensing Unit (E-ball 2)	Cambodia	Pending	KH/UM/2023/00003	19.06.2023	-	-
Condensing Unit (E-ball 2)	Singapore	Pending	11202304828V	21.06.2023	-	-
Condensing Unit (E-ball 2)	USA	Pending	18/258,525	20.06.2023	-	-
Condensing Unit (E-ball 2)	Australia	Pending	2021409614	15.07.2023	-	-
Condensing Unit (E-ball 2)	Republic of Korea	Pending	10-2023-7024626	18.07.2023	-	-
Condensing Unit (E-ball 2)	Indonesia	Pending	P00202306541	20.07.2023	-	-
Condensing Unit (E-ball 2)	Vietnam	Pending	2-2023-00377	17.07.2023	-	-
Condensing Unit (E-ball 2)	UK	Pending	2310921.8	17.07.2023	-	-
Condensing Unit (E-ball 2)	India	Pending	202347048973	20.07.2023	-	-
Portable Air Cooler	Malaysia	Pending	PI 2017704572	28.11.2017	N/A	28.05.2019
Portable Air Cooler	PCT	Completed	PCT/MY2018/050076	15.11.2018	WO/2019/108053	06.06.2019
Portable Air Cooler	Thailand	Pending	2001002798	15.11.2018	2001002798A	09.01.2023
System Heating and Cooling Air	Malaysia	Pending	PI2020003656	15.07.2020	N/A	15.01.2020
A new type of air conditioner outdoor unit	China	Granted	2022200638879	07.01.2022	CN216667840U	2022.06.03
Water pump bracket and air conditioner with the water pump bracket	China	Granted	2022200416765	07.01.2022	CN216665887U	2022.06.03
A water curtain structure	China	Granted	2022200417471	07.01.2022	CN216667874U	2022.06.03
A fan air guide frame assembly	China	Granted	2022200452850	07.01.2022	CN216667843U	2022.06.03
An air conditioner	China	Granted	2021233235910	25.12.2021	CN216620015U	2022.05.27
A water distributor damping groove and an air conditioner having the water distributor damping groove	China	Granted	2021233235696	25.12.2021	CN216620215U	2022.05.27
Wind board device	China	Granted	2021233216873	25.12.2021	CN216620075U	2022.05.27
A water tank structure	China	Granted	2021233215851	25.12.2021	CN216620214U	2022.05.27
Air conditioner outdoor unit	China	Granted	2021308587838	25.12.2021	CN307226419S	2022.04.01

17 | Page

Government Approval And Regulation

Electricity Supply Act 1990 (Act 447)

The Electricity Supply Act 1990 (“the 1990 Act”) as amended by the Electricity Supply (Amendment) Act 2015 (Act A1501) (“the ESAA 2015”) and the Electricity Regulations 1994 (“the 1994 Regulations”) provides for the licensing of any electrical installations. The 1990 Act also governs the control of any electrical installation, plant and equipment in relation to the safety of persons, the efficient use of electricity, as well as other related purposes.

The 1990 Act also mandates that any equipment related to the generation, conversion, transmission, distribution, or use of electrical energy, or communications—including machinery, transformers, devices, measuring instruments, protective gear, wiring materials, and other related electrical products or consumer appliances—must comply with prescribed standards for efficient electricity usage before being manufactured, imported, sold, or leased. The 1990 provides that if someone tampers with, adjusts, manufactures, or imports any electrical installation or equipment in a manner that poses or is likely to pose a danger to human life, limb, or causes damage to any equipment or property, they are committing an offense. The penalty for such an offense, upon conviction, is a fine of up to RM1,000,000, imprisonment for up to 10 years, or both.

As at the date of this report on Form 10-K, Evo Air Manufacturing has obtained a license issued by the Energy Commission of Malaysia (License Approval No. JKKE/KI/21/00179 and JKKE/KK/21/00027) for the import and manufacture of electrical appliances. Evo Air Manufacturing is also in the midst of renewing its other certificates of approval with the Energy Commission.

Employees

As of December 9, 2023, the Group has approximately 23 employees, all of whom were full-time employees located in Malaysia, Singapore, China and Cambodia.

Function	Number of Full-Time Employees	Office
Senior Management	4	Malaysia, Singapore, China
Finance and Accounting	4	Malaysia, China
Sales & Marketing	4	Malaysia
Human Resources & Administrative	2	Malaysia
Production & Operation	7	Malaysia, China
Research & Development	1	Malaysia
Corporate Affairs & Investor Relationship	1	Malaysia

Principal Executive Offices

Our principal executive office is located at 31-A2, Jalan 5/32A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

ITEM 1A.	RISK FACTORS

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

In addition, we may not be able to maintain our culture of innovation, which has been critical to our success and has helped us create value for our shareholders, succeed as a leader in eco-friendly HVAC products, attract, retain and motivate employees and other ecosystem participants. Among other challenges, we may not be able to identify and promote people into leadership positions who share our culture and also focus on technology and innovation. Competitive pressure may also cause us to move in directions that may divert us from our mission, vision and values. If we cannot maintain our culture of innovation, our long-term business prospects could be materially and adversely affected.

18 | Page

We are exposed to concentration risk of heavy reliance on our largest nano copper supplier for the supply of nano copper solution for our INCU technology, and any shortage of, or delay in, the supply may significantly impact on our business and results of operation.

We source INCU nano copper solution for incorporation of our INCU technology into our air purifier products for sale to our customers from our largest nano copper supplier. As such, we rely on the ability and efficiency of our largest supplier to supply products. Our purchase from our largest nano copper supplier amounted to approximately Nil and $315,627 for FYE2023 and FYE 2022, respectively, representing approximately 37% and 30% of our total purchases, respectively. Our purchases from our top largest supplier accounted for a significant portion of our total purchases for FYE2022 and FYE2021.

As we do not engage in manufacturing of nano copper solution, our business, financial condition and operating results for our air purifier system depends on the continuous supply of nano copper solution from our largest supplier and our continuous supplier-customer relationship with them. Our heavy reliance on our largest supplier for the supply of nano copper solution will have significant impact on our air purifier business and results of operation in the event of any shortage of, or delay in the supply. Our product supply may also be disrupted by potential labor disputes, strike action or natural disasters or other accidents affecting our largest supplier. If our largest suppliers do not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Any shortage of, disruption, or delay in the supply, or our inability to obtain supplies from alternative sources will have a significant impact on our business and results of operation.

We entered into distribution agreement with our nano copper solution supplier in September, 2020 and December 2021. As is customary in the supply or sales arrangements, the agreements with our largest supplier are terminable by either party by giving notice. We cannot guarantee that our largest suppliers will not terminate the agreements before the expiry of the agreements. In the event that our largest suppliers terminate the agreements, we will have to source products from other suppliers and we may not be able to secure a similar supply of products with the quantity and quality required to support our business or at all. Such termination may therefore have a material adverse impact on our business, financial condition and operating results if we fail to engage any other suppliers with similar standards before the termination.

There is no assurance that our major nano copper supplier and supplier of raw materials for our other products will continue to supply their products in the quantities and timeframes required by us to meet the demand of our customers or comply with their supply agreements with us. If our major supplier does not supply products to us in a timely manner or in sufficient quantities, our business, financial condition and operating results may be materially and adversely affected. Furthermore, in the event of any delay in delivery of the products to us, our cash flow or working capital may be materially and adversely affected as a result of the corresponding delay in delivery of our products to our customers, and hence the delay in our receipt of payment from our customers.

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

There is no assurance that there will be no deterioration in our relationship with our largest supplier which could affect our ability to secure sufficient supply of products for our business. In the event that our largest supplier change their sales or marketing strategy or otherwise appoints other dealers or distributors who may compete with us, our business, financial condition and operating results may be materially and adversely affected.

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

19 | Page

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

Currently, we sell our products, under our various product line brands, to domestic customers in Malaysia and to overseas customers. However, while the management does not consider the likelihood to be high, if our competitors initiate a lawsuit against us for infringing their trademarks, we may be forced to adopt a new brand name for our products. As a result, we may incur additional marketing cost to raise awareness of such new brand name. We may also be ordered to pay a significant amount of damages, and our business, results of operations and financial condition could be materially and adversely affected. We operate in a competitive environment and our profitability and competitive position depend on our ability to accurately estimate the costs and timing of providing our products and services.

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

There is a general consensus that greenhouse gas emissions are linked to climate change, and that these emissions must be reduced dramatically to avert its worst effects. As a result, increased public awareness and concern about climate change will likely continue to (1) generate more international, regional and/or national concerns and result in the implementation of further requirements and restrictions at international, regional and/or national level to curtail the use of high global warming potential refrigerants (which are essential to many of our products); (2) encourage increase in building energy efficiency; and (3) cause a shift away from the use of fossil fuels as an energy source. While our products are focused on being eco-friendly, these requirements may render some of the existing technology, particularly some of our products that require refrigerant use, non-compliant or obsolete. While we continue to be committed to developing eco-friendly sustainable solutions for our products, there can be no assurance that our development efforts will be successful, that our products will be accepted by the market, that proposed regulations or deregulation will not have an adverse effect on our competitive position, or that economic returns will reflect our investments in new product development.

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

20 | Page

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

21 | Page

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

22 | Page

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

On October 8, 2021, a filing (the “Filing”) was made with the Kuala Lumpur High Court by a reseller (the “Reseller”) of the Company’s INCU ionic nano copper solution (the “Solution”) and the Reseller’s related party (together with the Reseller, the “Plaintiffs”). The Reseller was authorized by WKL Eco Earth as its sole distributor of the Solution (the “WKL Distributor”) to resell the Solution together with a diffuser with a capacity of not more than 1000ml through a tripartite agreement (the “Tripartite Agreement”) entered into between (a) the Reseller, (b) the WKL Distributor and (c) a solution packaging company (the “Packaging Company”). WKL Eco Earth was not a party to the Tripartite Agreement and did not directly authorize or engage the Reseller in the resale of the Solution. In the Filing, the Plaintiffs claimed against (i) WKL Eco Earth; (ii) Dr. Low; (iii) Chan Kok Wei, (iv) the Packaging Company and (v) two directors of the Packaging Company for loss and damages arising from an alleged breach of contract, defamation and tort of inducement. The Plaintiffs also alleged that pursuant to the Tripartite Agreement, WKL Eco Earth was prohibited from selling the Solution to any party other than the WKL Distributor, and that the Tripartite Agreement allowed for the resale of the Solution by the Plaintiffs without limitation, the Plaintiffs were not confined in their resale of the Solution to a product consisting of a diffuser with a capacity of not more than 1000ml. The Company believes the claims are without merit and will defend itself against the claims.

As a global business, we are subject to complex laws and regulations in Malaysia. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses. Uncertainty relating to laws or regulations may also affect how we operate, structure our investments and enforce our rights.

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

Our business depends on the continued contributions made by Low Wai Koon (“Dr. Low”), as our founder, chief executive officer, chief operating officer and chairman of the board, the loss of who may result in a severe impediment to our business, results of operation and financial condition.

Our success is dependent upon the continued contributions made by founder, chief executive officer, chief operating officer and chairman of the board, Dr. Low. We rely on his expertise in business operations when we are developing our business. We have no “Key Man” insurance to cover the resulting losses in the event that Dr. Low should die or resign. In order to mitigate this risk, the Group has continued to invest in its personnel training as well as investment into its research and development department.

However, if Dr. Low cannot serve the Company or is no longer willing to do so, the Company may not be able to find alternatives in a timely manner or at all. This would likely result in severe damage to our business operations and would have an adverse material impact on our financial position and operating results. To sustain our operations, the Company may have to recruit and train replacement personnel at a higher cost. In addition, if Dr. Low joins our competitors or develops similar businesses that are in competition with our Company, our business, results of operation and financial conditions may also be negatively impacted.

23 | Page

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

According to Economy Outlook 2024 from Ministry of Finance Malaysia, global growth is projected to moderate in 2023 and 2024 following slow growth in advanced economies; volatile financial market due to tightening monetary policy; prolonged geopolitical tensions; and increasing climatic changes. Nevertheless, inflation continues to soften as markets head towards supply chain stabilisation. In addition, world trade is projected to moderate in 2023 in line with weaker global demand. However, global trade is expected to increase in 2024 in tandem with improved trade activity in advanced economies, and emerging market and developing economies (“EMDEs”). In the case of Malaysia, the economy continued to expand amid these persistent challenges in the external environment. During the first half of 2023, GDP posted a growth of 4.2% supported by resilient domestic demand, in particular private expenditure.

Despite escalating uncertainties in the global landscape, Malaysia’s economy remains resilient. The GDP is forecast to expand by approximately 4% in 2023 and between 4% and 5% in 2024. The Government acknowledged the World Bank’s forecast that Malaysia’s growth will be 4.3% in 2024, which is slightly higher than its initial estimate. This is in line with Malaysia’s 2024 growth projection, which will be achieved through robust domestic demand, effectively offsetting the challenges posed by the moderate global growth, supported by the implementation of measures in the new National Energy Transition Roadmap (NETR), New Industrial Master Plan 2030 (NIMP 2030), and the Mid-Term Review of the Twelfth Malaysia Plan (MTR of the Twelfth Plan).

On March 11, 2020, the World Health Organization or WHO declared the corona virus or COVID-19 a pandemic. To help counter the transmission of COVID-19, from March 18, 2020 to April 26, 2022, the government of Malaysia initiated Movement Control Orders (“MCO”). The MCO had resulted in quarantines, travel restrictions, and the temporary closure of stores and facilities in Malaysia. Conditional Movement Control Orders were introduced where most business sectors were allowed to operate under strict rules and Standard Operating Procedures mandated by the government of Malaysia, followed by Recovery Movement Control Orders. At the height of the pandemic, on January 12, 2021, the Malaysian government even declared a state of emergency nationwide to combat COVID-19. On April 1, 2022, the Malaysian government announced the country had begun transitioning into the endemic phase with further easing of restrictions. We are witnessing the adverse impact on the purchasing power of consumers in Malaysia, where our products are mainly sold as a direct result of the prolonged pandemic. As such, the extent to which the coronavirus may continue to adversely impact the Malaysian economy is uncertain. In the event that the Malaysia economy suffers, demand for our products may diminish, which would in turn result in our profitability. This could in turn result in a substantial need for restructuring of our business objectives and could result in a partial or entire loss of an investment in our Company.

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

24 | Page

Many of the economies in Asia, including Singapore, are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability in the future.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credit, interest rate increases, limitations on loans, or restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products we source or if wages rise at a rate that is insufficient to compensate for the rise in these costs, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Singapore’s core inflation rose to 5.3% on a year-on-year (y-o-y) basis in September 2022, compared to 5.1% in August 2022. The pickup in core inflation was on account of larger increases in the prices of food, services and retail & other goods. CPI (consumer price index)—All Items inflation was 7.5% year-over-year in September 2022, unchanged from that in August.

(source: https://www.mas.gov.sg/-/media/MAS/EPG/CPD/2022/Inflation202209.pdf)

While this inflationary trend will result in higher operational costs, we believe that this also strengthens our value proposition by emphasizing potential savings to customers through improved productivity and workflow efficiency derived from our technology solutions. To mitigate inflationary pressures, we will regularly review our pricing structure to ensure sustainable profitability.

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

25 | Page

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

26 | Page

Risks Relating to Our Securities

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our ordinary share, which is listed on the Over-the-Counter Pink Sheets, and there can be no assurance that a trading market will develop further or be maintained in the future.

Volatility in our shares price may subject us to securities litigation.

The market for our shares may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset- backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and annual revenues of less than $50.0 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company,” at such time as we cease being an “emerging growth company,” we will be required to provide additional disclosure in our SEC filings. However, similar to an “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

27 | Page

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

The Company’s principal executive office is located at 31-A2, Jalan 5/32A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. We also have an office located in Cambodia located at R01 of House No 62Z Street 274, Village 04, Sangkat Tonle Basak, Khan Chamkamorn, Phnom Pehnh, Cambodia and an office located in China at Shunde Western Ecological Industry Startup Zone D-08-01 (Foshan City, Shunde District, Xingtan Town, Depin Road no.1, Level 3).

ITEM 3.	LEGAL PROCEEDINGS

On October 8, 2021, a filing (the “Filing”) was made with the Kuala Lumpur High Court by a reseller (the “Reseller”) of the Company’s INCU ionic nano copper solution (the “Solution”) and the Reseller’s related party (together with the Reseller, the “Plaintiffs”). The Reseller was authorized by WKL Eco Earth’s sole distributor of the Solution (the “WKL Distributor”) to resell the Solution together with a diffuser with a capacity of not more than 1000ml through a tripartite agreement (the “Tripartite Agreement”) entered into between (a) the Reseller, (b) the WKL Distributor and (c) a solution packaging company (the “Packaging Company”). WKL Eco Earth was not a party to the Tripartite Agreement and did not directly authorize or engage the Reseller in the resale of the Solution. In the Filing, the Plaintiffs claimed against (i) WKL Eco Earth; (ii) Dr. Low; (iii) Chan Kok Wei, (iv) the Packaging Company and (v) two directors of the Packaging Company for loss and damages arising from an alleged breach of contract, defamation and tort of inducement. The Plaintiffs also alleged that pursuant to the Tripartite Agreement, WKL Eco Earth was prohibited from selling the Solution to any party other than the WKL Distributor, and that the Tripartite Agreement allowed for the resale of the Solution by the Plaintiffs without limitation, the Plaintiffs were not confined in their resale of the Solution to a product consisting of a diffuser with a capacity of not more than 1000ml. The Company believes the claims are without merit and will defend itself against the claims.

Besides the above, we are not a party to any legal proceedings that in the opinion of our management would have a material adverse effect on our business. However, from time to time we may become involved in legal proceedings or may be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows.

The Company believes the claims are without merit and will defend itself against the claims.

ITEM 4.	MINE SAFETY DISCLOSURES

No report required.

28 | Page

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The registrant had 102,742,362 shares of our Common Stock par value, $0.001 issued and outstanding as of December 9, 2023. There were 268 record holders of our common stock.

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

Existing working capital, proceeds from issuance of securities, further advances, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through internally generated funds, advances and proceeds from issuance of securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) research and development, (ii) expansion of product offerings; (iii) geographical expansion; and (iv) marketing expenses. We intend to finance these expenses with further issuances of securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Results of Operations

The following table sets forth certain selected statement of operations data for the financial year indicated in U.S. Dollars. In addition, we note that the year-to-year comparison may not be indicative of future performance.

The following summary of our operations should be read in conjunction with our audited financial statements for the financial years ended August 31 (“FYE”), 2023, and 2022, which are included herein.

	Year Ended August 31,
	2023	2022	Changes	%
Revenue	$388,038	$1,190,616	$(802,578)	(67)%
Cost of revenues	424,189	952,228	(528,039)	(55)%
Gross (loss)/profit	(36,151)	238,388	(274,539)	(115)%
Operating expenses	6,097,019	4,856,039	1,240,980	26%
Loss from operations	(6,133,170)	(4,617,651)	(1,515,519)	(33)%
Other expense	(184,203)	(938,976)	754,773	80%
Net Loss	(6,317,373)	(5,556,627)	(760,746)	(14)%

Revenue

Revenue for FYE 2023 was $388,038 compared to revenue in FYE 2022 of $1,190,616, a decrease of $802,578 or approximately 67%. The drop in revenue is mainly due to the decrease in sales in air purifier products as a result of rollback of preventative measures taken by businesses and public from spreading infection as the World and society progresses towards living with Covid-19.

Being first mover in launching EvoAirTM, first-of-its-kind eco-friendly air-conditioner with granted patent or utility model/ patent or utility model pending HECS system proprietary system, the Group faced both opportunities and challenges. In the course of applying for some of the certifications, safety and performance testing, the relevant authorities/ organizations faced the challenges in assigning our products in the appropriate category under conventional air-conditioner regime. There are instances whereby some of these authorities/ organizations do not possess the relevant equipment to conduct testings. It took a lot of education, discussions, deliberations and working with the authorities/ organizations to work out solutions to resolve compliance and testing matters. On the positive note, one of the authorities advised us to apply under a new category, ‘Hybrid Air Conditioner. The duration of the application processes were longer than that of typical certifications and testing for conventional air-conditioners.

Being a first mover, notwithstanding many of our corporate clients who were impressed and showed keen interest in our products, EvoAirTM, many of them took a few months to conduct study on their own accord on performance and the energy savings by our products. The Company is building up its traction for the evoairTM hybrid air-conditioners for both residentials and commercial/ industrial units through distribution channels, projects, building and businesses as well as private labelling and licensing model. During the financial year, we have entered into agreements with distributors, partners, customers to build up sales pipeline.

29 | Page

Cost of revenue

Cost of revenues was $424,189 or 109% of revenues in the FYE 2023, as compared to $952,228 or 80% of revenues in the FYE 2022. The decline in cost of revenue is in line with the drop in sales. Cost of revenues includes production costs and purchases of goods.

Gross (loss)/ profit

Gross loss was $36,151 for FYE 2023 or 9% of revenues compared gross profit $238,388 for FYE 2022 or 20% of revenues. The decline in gross profit margin was attributable to the drop in sales of air purifier products, of which the product range contributed higher gross profit margin. Besides, the decrease of gross profit is mainly due to the Company’s evoairTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses

Operating expenses totaled $6,097,019 for FYE 2023, compared to $4,856,039 in operating expenses for FYE 2022, or an increase of $1,240,980 or 26%. The operating expenses include salary and related expenses, commissions, rental, patents and trademarks application/renewal and related fee and professional and compliance fees. The increase in operating expenses were mainly due to full year amortization of intangible assets in FYE2023 as compared to 8-month amortization of intangibles in FYE 2022 as well as payment of commission for capital raising.

Other expense

Other expense decreased significantly mainly due to a one-time amortization of beneficial conversion feature of convertible bonds $1,005,645 in FYE 2022. Other expense in FYE2023 primarily included $205,949 realized foreign exchange loss net with $13,276 other income received from Inland Revenue Authority of Singapore for Job Growth Incentive Payout.

Net loss

Premised on the factors discussed above, the Company incurred a net loss of $6,317,373 for FYE 2023, compared to a net loss of $5,556,627 for FYE 2022. The continuous net loss is attributable to the Group’s focused effort in building up the traction and sales pipeline, applying necessary certifications, testings, patents and trademark and creating resources to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	Year Ended
	August 31,
	2023	2022	Changes	%
Current assets	$2,071,164	$1,688,926	$382,238	23%
Current liabilities	964,642	892,004	72,638	8%
Working capital	1,106,522	796,922	309,600	39%

As of August 31, 2023, our company’s current liabilities stood at $964,642, which included accounts payable and accruals of $170,888, other payables of $27,487, deferred revenue $440,069, current portion hire purchase creditor $9,224, amount due to shareholders $232,095, and current portion operating lease liabilities of $84,879. The increased in current liabilities was mainly attributable to amount due to shareholders.

30 | Page

As of August 31, 2023, the Company recorded a positive working capital of $1,106,522 compared with the positive working capital of $796,922 as of August 31, 2022. The increase in working capital was mainly attributable to the increase in cash from issuance of common stock pursuant to capital raising activities.

Cash Flows

	Year Ended
	August 31,
	2023	2022	Changes	%
Cash flows used in operating activities	$(1,674,395)	$(1,540,167)	$(134,167)	(9)%
Cash flows used in investing activities	(14,189)	(561,315)	547,126	97%
Cash flows generated from financing activities	2,392,710	454,722	1,937,988	426%
Net changes in cash	704,126	(1,646,760)	2,350,886	143%

The Company’s cash and cash equivalents stood at $779,049 as of August 31, 2023. Cash used in operating activities for FYE 2023, was $1,674,395. The change was primarily due to an increase in net loss offset with an increase in amortization of intangible assets.

Cash used in investing activities arose from purchase of property, plant and equipment amounting to $14,189 for FYE 2023.

During the FYE 2023, cash generated from financing activities resulted from proceeds from issuance of common stock amounting to $1,068,728, payments of hire purchase amounting to $8,587, proceeds from shares to be issued amounting to $1,066,052, and proceeds from capital contribution amounting to $266,517.

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

31 | Page

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities, and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in FYE 2023 and 2022 include the assumptions used to value tax liabilities, derivative financial instruments, estimates of the allowance for deferred tax assets, accounts receivable allowance, impairment of long-lived assets and inventory write-offs.

Going Concern

The Company’s financial statements as of August 31, 2023, is prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of August 31, 2023, and August 31, 2022, the Company had an accumulated deficit of $13,523,266 and $7,465,373 respectively. The Company incurred net loss of $6,057,893 and $5,231,877 for the years ended August 31, 2023, and August 31, 2022, respectively. The cash used in operating activities were $1,674,395 and $1,540,167 for FYE 2023 and 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of a HVAC business into the Company (“HVAC Business”) pursuant to the Transactions (defined in Part I, Item I of this Form 10K), the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of August 31, 2023.

32 | Page

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

33 | Page

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EvoAir Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EvoAir Holdings Inc. (the “Company”) as of August 31, 2023 and 2022, the related statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years ended August 31, 2023 and 2022, and the related notes to the financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and the results of its operations and its cash flows for the year ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company had an accumulated deficit of $13,523,266. The Company incurred net loss of $6,057,893 for year ended August 31, 2023. The cash used in operating activities were $1,674,395 for the year ended August 31, 2023. The Company has accumulated loss since inception which raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore

December 14, 2023

(PCAOB ID No. 3487)

34 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF AUGUST 31, 2023 AND AUGUST 31, 2022

	August 31, 2023	August 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$779,049	$152,304
Accounts receivable, net	44,130	85,960
Inventories	630,478	618,996
Deposit, prepayments and other receivables	617,507	831,666
Total current assets	2,071,164	1,688,926

Non-current assets
Property, plant and equipment, net	463,387	602,755
Operating lease right-of-use assets	271,021	442,020
Technology-related intangible assets, net	76,218,786	80,376,175
Total non-current assets	76,953,194	81,420,950

TOTAL ASSETS	$79,024,358	$83,109,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$170,888	$216,830
Other payables	27,487	31,980
Deferred revenue	440,069	513,072
Hire purchase creditor	9,224	10,135
Amounts due to shareholders	232,095	2,301
Operating lease liability - current	84,879	117,686
Total current liabilities	964,642	892,004

Non-current liabilities
Non-current hire purchase creditor	10,531	18,207
Non-current operating lease liabilities	198,163	355,186
Total non-current liabilities	208,694	373,393

TOTAL LIABILITIES	1,173,336	1,265,397

Commitments and contingencies (Note 15)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 102,310,933 and 101,853,397 shares issued and outstanding as at August 31, 2023 and August 31, 2022	102,311	101,854
Additional paid in capital	90,371,141	89,125,872
Shares to be issued	1,066,052	75,000
Accumulated other comprehensive income	(17,036)	65,880
Accumulated deficit	(13,523,266)	(7,465,373)
Non-controlling interest	(148,180)	(58,754)
Total shareholders’ equity	77,851,022	81,844,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,024,358	$83,109,876

The accompanying footnotes are an integral part of these consolidated financial statements.

35 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2023 AND 2022

	August 31, 2023	August 31, 2022

Revenue	$388,038	$1,190,616
Cost of revenue	424,189	952,228
Gross (loss) / profit	(36,151)	238,388

Operating expenses:
Selling and marketing expenses	33,531	41,171
General and administrative expenses	6,063,488	4,814,868
Total operating expenses	6,097,019	4,856,039

Loss from operation	(6,133,170)	(4,617,651)

Other (expense) /income
Interest expense	(11)	(1,005,498)
Other (expense)/income	(184,192)	66,522
Total other expense, net	(184,203)	(938,976)

Loss from operation before income taxes	(6,317,373)	(5,556,627)

Income tax expenses	-	-

Net loss	$(6,317,373)	$(5,556,627)

Less: Net loss attributable to non-controlling interests	259,480	324,750

Net loss attributable to equity holders of the Company	(6,057,893)	(5,231,877)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(77,381)	87,731
Total comprehensive loss	(6,135,274)	(5,144,146)

Less: net comprehensive income attributable to non-controlling interests	5,535	27,547

Net comprehensive loss attributable to equity holders of the Company	(6,129,739)	(5,116,599)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.06)	(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	102,023,515	62,181,538

The accompanying footnotes are an integral part of these consolidated financial statements.

36 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2023 AND 2022

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to	Non-controlling
	shares	amount	capital	deficit	income	be issued	interests	Total

Balance at August 31, 2021	2,970,000	$2,970	$2,890,471	$(2,233,496)	$5,696	$861,883	$167,967	$1,695,491
Beneficial conversion feature on financial liability -Convertible bonds	-	-	1,005,645	-	-	-	-	1,005,645
Capital contribution	-	-	129,363	-	-	-	70,482	199,845
Issuance of common stock for convertible bonds	1,116,055	1,116	1,003,326	-	-	-	-	1,004,442
Issuance of common stock pursuant to share exchange agreement	102,000	102	(102)	-	-	-	-	-
Issuance of common stock for Intellectual Assets	83,147,767	83,148	83,064,619	-	-	-	-	83,147,767
Issuance of common stock for Cash	14,517,575	14,518	1,032,550	-	-	(786,883)	-	260,185
Foreign currency translation adjustment	-	-	-	-	60,184	-	27,547	87,731
Net loss	-	-	-	(5,231,877)	-	-	(324,750)	(5,556,627)
Balance at August 31, 2022	101,853,397	$101,854	$89,125,872	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	101,998	-		-	164,519	266,517
Issuance of common stock for Cash	457,536	457	1,143,271	-	-	991,052	-	2,134,780
Foreign currency translation adjustment	-	-	-	-	(82,916)	-	5,535	(77,381)
Net loss	-	-	-	(6,057,893)	-	-	(259,480)	(6,317,373)
Balance as of August 31, 2023	102,310,933	$102,311	$90,371,141	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022

The accompanying footnotes are an integral part of these consolidated financial statements.

37 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2023 AND 2022

	August 31, 2023	August 31, 2022

Cash flows from operating activities
Net loss	$(6,317,373)	(5,556,627)
Adjustments for non-cash income and expenses:
Depreciation	132,170	95,158
Amortization	4,157,389	2,854,953
Beneficial conversion feature of convertible bonds	-	1,005,645
Property, plant and equipment impairment and abandonments	21,387	-
Changes in operating assets and liabilities:
Decrease in accounts receivables	41,830	41,842
Increase in inventories	(11,482)	(476,477)
Decrease in deposit, prepayments and advances to suppliers	214,159	407,895
Decrease/(Increase) in operating lease right-of-use assets	170,999	(525,381)
(Decrease)/Increase in accounts payable and accruals	(45,942)	104,936
(Decrease)/Increase in deferred revenue	(73,003)	86,295
(Decrease)/Increase in operating lease liabilities	(189,830)	472,872
Decrease in other payables	(4,493)	(1,098)
Increase /(Decrease) in amounts due to related parties	229,794	(50,180)

Net cash used in operations	$(1,674,395)	$(1,540,167)

Cash flows from investing activity
Purchase of property, plant and equipment	(14,189)	(561,315)
Net cash used in investing activity	$(14,189)	$(561,315)

Cash flows from financing activities
Payments of hire purchase	(8,587)	(5,308)
Proceeds from issuance of common stock	1,068,728	185,185
Proceeds from shares to be issued	1,066,052	75,000
Proceeds from capital contribution	266,517	199,845
Net cash generated from financing activities	$2,392,710	$454,722

Net increase /(decrease) in cash and cash equivalents	704,126	(1,646,760)
Effect of exchange rate changes	(77,381)	84,174
Cash and cash equivalents at start of year	152,304	1,714,890
Cash and cash equivalents at end of year	779,049	152,304

Supplemental disclosure of non-cash investing and financing information :
Common stock issued for technology-related intangible assets	$-	$83,147,767
Common stock issued for convertible bonds	$-	$1,007,999

The accompanying footnotes are an integral part of these consolidated financial statements.

38 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2023, AND 2022

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

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of common stock, with par vaue of $0.001 per share (“Common Stock”) of the Company (“EvoAir Shares”) representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global Limited (“WKL Global”) for an aggregate consideration of $100 (“Change of Control Transaction”). Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323 (“Then Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global Limited and Allegro Investment (BVI) Limited (“Allegro Investment”), a company incorporated in the British Virgin Islands with 50% shareholdings held by Chan Kok Wei and Ong Bee Chen, respectively, of 24,000 shares and 6,000 EvoAir Shares, respectively, or approximately 0.02% and 0.01% of the Then Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global, Allegro Investment and WKLEE Sellers of 49,320 EvoAir Shares, 8,280 EvoAir Shares and in aggregate 14,400 shares, respectively, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Then Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EVOH and its subsidiaries (“EvoAir Group” or the “Group”) to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 EvoAir Shares, 2,520,000 EvoAir Shares and in aggregate 6,001,794 EvoAir shares, respectively, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Then Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

39 | Page

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents and patent applications relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks and trademark applications described in the deeds of assignment thereunder, and in respect of Dr. Low’s patents and patents applications relating to the portable air-conditioner, e-Cond EVOTM and the trademarks and trademark applications as described in the deeds of assignment thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global, Allegro Investment and certain nominees shall be allotted and issued 63,362,756 EvoAir Shares, 14,297,259 EvoAir Shares and in aggregate 5,487,752 EvoAir Shares, respectively or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Then Enlarged Share Capital in consideration for the IP Assignments.

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

Round 2 Stockholders

The Company entered into a series of offerings for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50, as follows:

●	On February 15, 2022, the Company entered into certain share subscription agreement with Ms. Ang Lee Kim Jane, who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 74,074 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $185,185.

●	On June 3, 2022, the Company entered into certain share subscription agreement with Mr. Wong Hon Wai who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act pursuant to which the Company agreed to issue and sell 5,000 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $12,500.

●	On October 25, 2022, the Company entered into Regulation S share subscription agreements with eight investors, each of whom represented that it was a “non-U.S. Persons” as defined in Securities Act. On the same date, the Company entered into Regulation D share subscription agreements with two investors, each of whom represented that it was an “Accredited Investors” as defined in Regulation D of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 129,621 shares of Common Stock to the Regulation S investors, and (ii) 15,000 shares of Common Stock to the Regulation D investors, respectively, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $361,553.

40 | Page

●	On February 20, 2023, the Company entered into Regulation S share subscription agreements with eleven investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 57,783 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $144,443.

●	On July 13, 2023, the Company entered into Regulation S share subscription agreements with 31 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 250,132 shares of Common Stock to the Regulation S Investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $625,330.

●	On September 7, 2023, the Company entered into Regulation S share subscription agreements with 71 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, 365,164 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $912,889.

●	On November 21, 2023, the Company entered into a Regulation S share subscription agreement with Wong Chun Shoong who represented that he was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreement, the Company agreed to issue and sell in aggregate, 8,658 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $21,645.

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)	55%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

NOTE 2 – CHANGE OF CONTROL

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of the Company’s ordinary shares representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global for an aggregate consideration of $100. Upon completion of the Change of Control Transaction, WKL Global then owned 2,000,000 shares, or approximately 67.34% of the Company’s then issued and outstanding shares, which resulted in a change of control of the Company.

41 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2023, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of August 31, 2023, and August 31, 2022, the Company had an accumulated deficit of $13,523,266 and $7,465,373 respectively. The Company incurred net loss of $6,057,893 and $5,231,877 for the years ended August 31, 2023, and August 31, 2022, respectively. The cash used in operating activities were $1,674,395 and $1,540,167 for FYE 2023 and 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the injection of HVAC business into the Company (“HVAC Business”) pursuant to the Transactions (defined in Note 1), the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding to finance the operations as well as business expansion.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation:

The accompanying consolidated financial statements have been prepared by the Group in accordance with U.S. GAAP for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, and its 67.5% owned EvoAir Manufacturing which included a 100% owned subsidiary Evo Air Marketing, 55% owned WKL EcoEarth Indochina, and its 55% owned WKL Guanzhe as part of the Transactions pursuant to Note 1.

As WKL Eco Earth and WKL Green Energy were under common control at the time of the Transactions, it is required under U.S. GAAP to account for this common control acquisition in a manner similar to the pooling of interest method of accounting. Under this method of accounting, EVOH’s consolidated balance sheets as of August 31, 2023, and August 31, 2022, reflect WKL Eco Earth and WKL Green Energy on a historical carryover basis in the assets and liabilities instead of reflecting the fair market value of the assets and liabilities.

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

42 | Page

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

WKL Guanzhe business is primarily conducted in China and substantially all of revenue are denominated in RMB. The government of People’s Republic of China (“PRC”) imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2023, and August 31, 2022, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

43 | Page

As of August 31, 2023, and August 31, 2022, our accounts receivable amounted to $44,130 and $85,960, respectively, with no allowance for doubtful accounts for both periods.

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

44 | Page

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $513,072 recorded as of August 31, 2022, with $110,134 recognized as revenue during year ended August 31, 2023. The Company recognized $440,069 deferred revenue as of August 31, 2023, with $56,806 recognized as revenue as of the report date.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of August 31, 2023.

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in the economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancellable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

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

45 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of August 31, 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

46 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	August 31, 2023	August 31, 2022

Finished goods	$329,420	$385,102
Raw materials and supplies	138,869	162,820
Work in progress	162,189	71,074

Total inventory on hand	$630,478	$618,996

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	August 31, 2023	August 31, 2022

Deposits and Prepayment	20,777	61,270
Other receivables (Advances to suppliers)	596,730	770,396
Total	617,507	831,666

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	August 31, 2023	August 31, 2022
Plant and machineries	$476,219	$464,019
Office equipment	55,848	55,587
Vehicles	77,497	71,860
Furniture and equipment	22,285	26,577
Renovation	113,305	134,309
	745,154	752,352
Less: Accumulated depreciation	(281,767)	(149,597)
Property, plant and equipment, net	$463,387	$602,755

Depreciation expense for the year ended August 31, 2022, was $95,158. Depreciation expense for the year ended August 31, 2023, was $132,170.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of August 31, 2023, and August 31, 2022:

	August 31, 2023	August 31, 2022

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(6,928,981)	(2,771,592)
Intangible assets, net	$76,218,786	$80,376,175

Amortization expense for intangible assets for the year ended August 31, 2022, was $2,771,592. Amortization expense for intangible assets for the year ended August 31, 2023, was $4,157,389.

47 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	August 31, 2023	August 31, 2022

Accounts payable	$40,939	$110,782
Accruals	129,948	106,048
Other payables	27,487	31,980
Total	$198,375	$248,810

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are non-interest bearing, unsecured, have no fixed repayment term, and are not evidenced by any written agreement. The Company reported amount due to shareholders of $232,095 and $2,301 as of August 31, 2023, and August 31, 2022, respectively.

Eco Awareness Sdn Bhd

Eco Awareness Sdn Bhd is related to a common shareholder. Eco Awareness Sdn Bhd was our main distributor for E-condLife product. Eco Awareness Sdn Bhd has been re-designated as distributor in October 2021.

The sales generated from Eco Awareness Sdn Bhd amounted to $Nil and $22,903 during the years ended August 31, 2023, and August 31, 2022, respectively. The accounts receivable from Eco Awareness Sdn Bhd amounted to $Nil as of August 31, 2023, and August 31, 2022.

The purchases from Eco Awareness Sdn Bhd amounted to $Nil and $15,904 during the years ended August 31, 2023, and August 31, 2022, respectively. The accounts payable due to Eco Awareness Sdn Bhd amounted to $Nil as of August 31, 2023, and August 31, 2022.

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

48 | Page

During FYE 2022, the Company issued 14,443,501 shares of common stock pursuant to investment exchange agreements with relevant interest holders in relation to capital raising undertaken by WKL Eco Earth Holdings in prior years.

During FYE 2022, the Company issued 30,000 shares of common stock pursuant to share exchange agreement with WKL Eco Earth Holdings for acquisition of WKL Green Energy and issued 72,000 shares of common stock pursuant to share exchange agreement for the acquisition of WKL Eco Earth.

During FYE 2022, the Company issued 74,074 shares of common stock, par value $0.001 per share (“Common Stock”), at a per share purchase price of $2.50 (the “Offering”) for gross proceeds of $185,185, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50 (“Round 2 Offering”).

During FYE 2022, the Company received cash proceeds of $199,845 from capital contribution. The Company also received cash proceeds of $75,000 from 30,000 shares to be issued, and those shares were issued on October 26, 2022.

During the FYE 2023 the Company issued 427,536 shares of Common Stock at a per share purchase price of $2.50 as part of the Offering for gross proceeds of $1,068,728.

During the FYE 2023, the Company received cash proceeds of $934,534 as part of the Offering, of which 373,822 shares of Common Stock at per share purchase price of $2.50 were issued on November 21, 2023. 500 shares of Common Stock were also issued to an individual in consideration for marketing services provided to the Company during FYE 2023, and the shares were issued on November 21, 2023.

As of August 31, 2023, and August 31, 2022, the Company had 102,310,933 and 101,853,397 shares of its common stock issued and outstanding, respectively.

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

49 | Page

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Twelve Months Ended
	August 31,
	2023	2022
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	August 31, 2023	August 31, 2022
Net operating loss carry-forward	$13,520,000	$7,470,000
Less: valuation allowance	(13,520,000)	(7,470,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $13,520,000 at August 31, 2023, and approximately $7,470,000 at August 31, 2022, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

When measuring lease liabilities for leases that were classified as operating leases as of August 31, 2023, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

On March 28, 2023, the Company entered into a lease termination agreement to its Cambodia office lease at #65, 1st, 2nd and 3rd Floor, Street 123, Sangkat Toul Tumpong I, Khan Chamkarman, Phnom Penh, Cambodia (the “Lease Termination”). The Lease Termination terminated the Company’s rights and obligations with respect to the leased premises on April 15, 2023. As such, the ROU assets and operating lease liabilities were remeasured and the Company recorded a gain of $14,890 as a component of operating expenses for the year ended August 31, 2023. No impairment of the ROU assets was deemed to have occurred.

50 | Page

The following is a summary of ROU asset and operating lease liabilities:

	August 31, 2023	August 31, 2022
Assets:
ROU asset	$271,021	$442,020

Liabilities:
Current:
Operating lease liabilities	$84,879	$117,686
Non-current
Operating lease liabilities	198,163	355,186
Total lease liabilities	$283,042	$472,872

As of August 31, 2023, remaining maturities of lease liabilities were as follows:

Operating lease
2024	$84,880
2025	95,314
2026	75,035
2027	27,813
2028 and thereafter	-
Total	$283,042

NOTE 14 CONCENTRATIONS

Revenues

For the years ended August 31, 2023, and 2022, the following customers comprised more than 10% of total sales:

	For the years
	August 31, 2023	August 31, 2022
Customer #1	18%	*
Customer #2	*	27%
Customer #3	-	13%

*	Accounted for less than 10% for the year.

51 | Page

Accounts receivable

As of the years ended August 31, 2023, and 2022, the following customers comprised more than 10% of total accounts receivable:

	For the year ended
	August 31, 2023	August 31, 2022
Customer #1	11%	*
Customer #2	10%	*
Customer #3	*	12%
Customer #4	-	14%
Customer #5	-	19%

*	Accounted for less than 10% for the year end.

Purchases

For the years ended August 31, 2023, and 2022, the following vendors comprised more than 10% of total purchases:

	For the years
	August 31, 2023	August 31, 2022
Vendor #1	32%	18%
Vendor #2	18%	*
Vendor #3	*	15%
Vendor #4	*	15%
Vendor #5	-	37%

*	Accounted for less than 10% for the year.

NOTE 15 COMMITMENTS AND CONTINGENCIES

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

52 | Page

NOTE 16 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

On September 7, 2023, the Company entered into Regulation S share subscription agreements with 71 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended. Pursuant to the Regulation S SPAs, the Company agreed to issue and sell in aggregate, 365,164 shares of common stock, par value $0.001 per share (“Common Stock”) to the Regulation S Investors, at a per Share purchase price of $2.50 (the “Offering”) as part of a series of the private placement offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds from the Offering in aggregate will be approximately $912,889. The SPA Shares were issued on September 15, 2023, and the Regulation S SPAs were closed on September 15, 2023.

On November 21, 2023, the Company entered into Regulation S share subscription with one Regulation S Investor, who represented that he was a “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended. Pursuant to the Regulation S SPA, the Company agreed to issue and sell in aggregate, 8,658 shares of common stock, par value $0.001 per share to the Regulation S Investor, at a per Share purchase price of $2.50 as part of a series of the private placement offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds from the Offering in aggregate was approximately $21,645.

On November 21, 2023, the Company issued in aggregate, 52,107 shares of Common Stock to 15 referral agents in consideration for their referral to the Company of certain investors. Each Referral Agent is a “non-US. Persons” as defined in Regulation S.

On November 21, 2023, the Company issued in aggregate, 5,500 shares of Common Stock to two individuals in consideration for marketing services provided to the Company by Artisan Creative Studio, a marketing entity based in Malaysia. Each of the individuals is a “non-US. Persons” as defined in Regulation S.

On December 12, 2023, EvoAir Manufacturing entered into an OEM supply agreement (the “Agreement”) with Tadmonsori Holdings Sdn Bhd (“THSB”) pursuant to which the parties have agreed for THSB to purchase certain products (the “Products”) from EvoAir Manufacturing to resell directly under THSB’s branding, trademark, graphics, packaging designs and artwork, with the insertion of the words “Powered by EVOAIR” inserted at the back of each Product, to THSB end user customers. The Agreement will be renewable on a three-year basis, and upon the execution of the Agreement, THSB shall have made a minimum order of 3,000 units of the Products upon signing of the Agreement, and to target a total sales turnover of 105,000,000 Malaysia Ringgit (approximately US$22,522,522, as calculated at the Foreign Exchange Rate of US$1 = 4.6620 Malaysia Ringgit on December 8, 2023, as published in H.10 statistical release of the United States Federal Reserve Board) over 3 years from January 1, 2024 to December 31, 2026.

53 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023. Based on our management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2023:

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

Our management also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

54 | Page

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

Name	Age	Positions
Low Wai Koon	53	Executive Director/ Chairman/ Chief Executive Officer
Chan Kok Wei	49	Executive Director/ Group Managing Director
Ong Bee Chen	47	Executive Director/ Chief Financial Officer
Goh Chuan Meng	38	Independent Non-Executive Director
Ivan Oh Joon Wern	30	Non-Executive Director

Dr. Low, aged 53, is the founder and Chief Executive Officer of the EvoAir Group since 2017, where heads the research and development team of EvoAir Group, provides leadership and builds consensus, in conjunction with the Group Managing Director and oversees the day the day-to-day operations of the Group. Prior to joining the EvoAir Group, Dr. Low had over 15 years of experience in the mechanical engineering sector. He founded Proficient Auto Sdn Bhd, a chain auto service centre in Malaysia, in 2001 and acted as an executive director from 2001 to 2013 where he was in charge of day to day operation. Dr Low was the founder and Executive Director of LWK Automotive Green Technologies Sdn Bhd from 2011 to 2017 overseeing day to day operation, as well as designing producing various products focusing on green technologies, including the Hydraulic Powered Drive System (“HPDS”), a fully waterproof transmission technology that incorporates a normal combustion engine with a hydraulic system, with the objective to produce an environmentally friendly system that enables conventional engines and generators to run more efficiently; and multi-purpose rescue vehicle (“MRV”), a unique vehicle built upon the HPDS green technology for the disaster relief sector. Dr. Low is also the author of ‘The Light’, a book focusing on creating awareness of environmental protection by mankind as a green activist. He was conferred a Degree of Doctor of Philosophy (Honoris Causa) with a major in Robotics Engineering Science from the American World University in 2009 and is an Honorary Fellow of the International Society of Professional Engineers, USA, since 2010.

Mr. Chan, aged 49, is an executive director of the Group. Mr. Chan is a Co-founder and Group Managing Director of EvoAir Group since 2017. He is responsible for the general management, planning of overall strategy and day-to-day operations of the Group, development of the Group’s overall strategic plan, capital markets activities and corporate development initiatives. Mr. Chan has had 22 years of experience in general management, capital markets, wealth management, investment banking, corporate advisory, corporate development and investors relations experience in Asia. He is a Co-founder and Managing Director of Allegro Corporate Advisory Pte Ltd (“Allegro”) since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to initial public offerings (“IPOs”), mergers and acquisitions (“M&A”), business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Mr. Chan was the Director of Corporate Development of ZingMobile Group Limited (“ZingMobile”) from 2012 to 2017, an Australian Securities Exchange (“ASX”)-listed mobile platform enabler responsible for the group’s corporate finance, business and corporate development as well as investors relation and stakeholder management. Mr. Chan was also a director of ZingMobile’s holding company, ZingMobile International Pte Ltd. Prior to joining ZingMobile group, he was a Vice President at BNP Paribas Wealth Management, Singapore from 2010 to 2012, and Vice President of CIMB Investment Bank, Malaysia from 2005 to 2010, providing wealth management solutions to high net worth individuals.

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

55 | Page

Ms. Ong, aged 47, is an Executive Director and Group Chief Financial Officer of the Group. Ms. Ong was a Co-founder of EvoAir Group since 2017. She is responsible for the planning, implementation, managing accounting and finance activities of EvoAir Group, including business planning, budgeting, forecasting and cashflow management, working alongside with Chief Executive Officer and Group Managing Director in formulating corporate strategies for the Group as well as spearheading the corporate exercises undertaken by the Group. Ms. Ong has 22 years of experience in general management, corporate finance, private equity, investment management, strategic and advisory, internal audit in Singapore and Malaysia. She is the co-founder and Executive Director of Allegro since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to IPO, M&A, business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Ms. Ong was an Associate Director of a Singapore-based private equity firm, where she was responsible for managing private equity investments (including origination, structuring, execution and divestments) in Emerging East Asia with China centric, which includes formulating value creation plans and bringing investee companies for listing and trade sale as part of exit strategies.  During her tenure with investment banks and corporate and strategic advisory firms, she was widely involved in corporate finance transactions including cross-border mergers and acquisitions, reverse takeovers, initial public offerings and equity capital market transactions on ASX, Bursa Malaysia Securities Berhad and Stock Exchange of Hong Kong Limited. Ms Ong and her partner were credited for unlocking the shareholders’ value of an ASX-listed company, Oilfield by restructuring the group through injecting a healthy business, Jack-In-Pile (M) Sdn Bhd, a Malaysian-based piling company and divesting the ailing oil and gas business.

Ms. Ong graduated from The Australian National University with Bachelor of Commerce majoring in Accounting, Finance and sub-majoring in Economics in April 2000 and obtained Certified Practising Accountant status with CPA Australia since 2004.

Dr. Goh, aged 38, is an independent non-executive director of the Group. He has also served as the Technology Advisor for the EvoAir Group since 2017. Dr. Goh had over 10 years’ experience in engineering and teaching. Dr. Goh is an assistant professor at the Universiti Tunku Abdul Rahman, Kampar since September 2017. From July 2014 to May 2016, Dr. Goh taught as a Graduate Assistance at the Universiti Teknologi Petronas. From April 2014 to July 2014, Dr, Goh taught as a Physics Teacher at Tenby International School. From March 2013 to April 2014, Dr. Goh worked as a Senior Process Engineer at Finisar Berhad. From January 2010 to March 2013, Dr. Goh worked as an equipment engineer at Unisem (M) Berhad. From July 2009 to January 2010, Dr. Goh worked as a product engineer at Carsem (M) Berhad. Dr. Goh obtained both his doctorate degrees of Doctorate of Philosophy in Electronic and Electrical Engineering from the University of Technology Petronas, Tronoh, Perak and Doctorate Philosophy in Electronic and Image Engineering from the University of Burgundy, Dijon, France in August 2017. Dr. Goh obtained his Master of Business Administration from the Universiti Utara Malaysia, Sintok in March 2016. Dr. Goh obtained his Master of Science in Electronic System (Honors Engineering from the University of Technology Petronas, Tronoh, Perak in May 2014. Dr. Goh obtained his Bachelor of Engineering (Hons) Mechanical from the University of Industry Selangor, Batang Berjuntai, Selangor in August 2009.

56 | Page

Mr. Oh, aged 30, is a Non-Executive Director of EvoAir Group. Mr. Oh had over 10 years of experience in business development, finance and sales. Since September 2016, Mr. Oh has been the deputy chief financial officer of Tone Group International Sdn Bhd, a telecommunications company in Malaysia. Mr. Oh is a Marketing Manager of Bread Buddy PLT, a bakery located in Malaysia since February 2020. From March 2011 to August 2011, Mr. Oh was a sales executive at Apple Inc. in Malaysia. Mr. Oh obtained a Bachelor of International Business and Entrepreneurship from the University of Essex with Honours Class II (Division 1), United Kingdom in 2016.

Audit, Nominating and Compensation Committees

We do not currently have an audit, nominating or compensation committee or committees performing similar functions. The Board of Directors as a whole performs such duties.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

57 | Page

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for FYE 2023 and 2022:

Summary Compensation Table

Name and Principal Position	Financial Period Ended August 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2023	119,667	9,972	-0-	-0-	-0-	-0-	-0-	129,639
Chan Kok Wei	2023	115,056	9,588	-0-	-0-	-0-	-0-	-0-	124,644
Ong Bee Chen	2023	88,505	7,375	-0-	-0-	-0-	-0-	-0-	95,880
Goh Chuan Meng	2023	5,319	-0-	-0-	-0-	-0-	-0-	-0-	5,319
Tan Soon Hock	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chan Hong Fook	2023	1,773	-0-	-0-	-0-	-0-	-0-	-0-	1,773
Ivan Oh Joon Wern	2023	5,319	-0-	-0-	-0-	-0-	-0-	-0-	5,319

Name and Principal Position	Financial Period Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2022	126,555	10,546	-0-	-0-	-0-	-0-	-0-	137,101
Chan Kok Wei	2022	114,255	9,521	-0-	-0-	-0-	-0-	-0-	123,776
Ong Bee Chen	2022	87,889	7,324	-0-	-0-	-0-	-0-	-0-	95,213
Goh Chuan Meng	2022	5,625	469	-0-	-0-	-0-	-0-	-0-	6,094
Tan Soon Hock	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ivan Oh Joon Wern	2022	5,625	-0-	-0-	-0-	-0-	-0-	-0-	5,625

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

58 | Page

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

Pensions

As of December 9, 2023, besides regulatory Central Provident Fund payments for Singapore employees and regulatory employee Provident Fund Payments for Malaysia employees, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 9, 2023 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class
Common Stock	WKL Global Limited	62,083,643		60.43%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
Common Stock	Allegro Investment (BVI) Limited	13,547,243		13.19%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
	Named Executive Officers, Directors
Common Stock	Low Wai Koon	62,083,643	(1)	60.43%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Chan Kok Wei	13,547,243	(2)	13.19%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ong Bee Chen	13,547,243	(3)	13.19%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Tan Soon Hock	7,037,762		6.85%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ivan Oh Joon Wern	2,520,000		2.45%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

(1) WKL Global Limited is wholly owned and controlled by Low Wai Koon

(2) Chan Kok Wei beneficially holds 100% shareholding of Allegro Investment

(3) Ong Bee Chen beneficially holds 100% shareholding Allegro Investment

The percent of class is based on 102,742,362 shares of common stock issued and outstanding as of December 9, 2023.

59 | Page

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction since the beginning of our last fiscal year or any currently proposed transaction in which we are a participant in which the amount involved exceeded or will exceed $120,000 and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Dr. Low Wai Koon	The executive director, chairman and chief executive officer of the Company is also the shareholder and director of WKL Global Limited.

Chan Kok Wei	The executive director, and director of the Company is also the shareholder and director of Allegro Investment (BVI) Limited.

Tan Soon Hock	One of the shareholders of the Company and EvoAir Manufacturing (M) Sdn. Bhd.

Vincent Oh Teik Huat	One of the shareholders of the Company and, also one of the shareholders and directors of EvoAir Manufacturing (M) Sdn. Bhd.

Eco Awareness Sdn. Bhd.	Mr. Ewe Tuan Cheng, one of the shareholders of the Company and acted as one of the Company’s distributors for E-condLife product.

Related party balances as of August 31, 2023 and 2022 are as per table below:

Related party balances

Amount due to shareholders

		As of
Name of Related Party	Nature	August 31, 2023	August 31, 2022

Dr. Low Wai Koon	Shareholder loan/ Expenses paid on behalf	$64,592	$2,301

Chan Kok Wei	Shareholder loan	53,877	-

Tan Soon Hock	Shareholder loan	80,816	-

Vincent Oh Teik Huat	Shareholder loan	32,810	-

Total		$232,095	$2,301

60 | Page

Related party transactions for years ended August 31, 2023 and 2022, are as per table below:

Related party transactions

Sales

		For the years ended August 31,
Name of Related Party	Nature	2023	2022

Eco Awareness Sdn. Bhd.	Sales of E-cond Life product	$-	$172,475

Total		$-	$172,475

Purchases

		For the years ended August 31,
Name of Related Party	Nature	2023	2022

Eco Awareness Sdn. Bhd.	Purchase of E-cond Life product	$-	$71,162

Total		$-	$71,162

Related party balances as of August 31, 2023 and 2022 are as per table below:

Amount due to shareholders

		As of
Name of Related Party	Nature	August 31, 2023	August 31, 2022

Dr. Low Wai Koon	Expenses paid on behalf	$-	$2,301

Other shareholders	Investors funds deposited	-	-

Total		$-	$2,301

61 | Page

Accounts receivable - related party

		As of August 31,
Name of Related Party	Nature	2023	2022

Eco Awareness Sdn. Bhd.	Sales of E-cond Life product	$-	$-

Total		$-	$-

Accounts payable – related party

		As of August 31,
Name of Related Party	Nature	2023	2022

Eco Awareness Sdn. Bhd.	Purchase of E-cond Life product	$-	$-

Total		$-	$-

Related party transactions for years ended August 31, 2023 and 2022, are as per table below:

Related party transactions

Sales

		For the year ended August 31,
Name of Related Party	Nature	2023	2022

Eco Awareness Sdn. Bhd.	Sales of E-cond Life product	$-	$22,903

Total		$-	$22,903

Purchases

		For the year ended August 31,
Name of Related Party	Nature	2023	2022

Eco Awareness Sdn. Bhd.	Purchase of E-cond Life product	$-	$15,904

Total		$-	$15,904

62 | Page

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services of the Company’s annual financial statements for the fiscal years ended August 31, 2023 and August 31, 2022 and fees billed for other services rendered by the auditors during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2023	August 31, 2022
Audit fees (1)	$108,000	$89,500
Audit-related fees	1,480	-
Tax fees	780	3,600
All other fees	-	-
Total Fees	$110,260	$93,100

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC. For fiscal years ended August 31, 2023 and August 31, 2022, respectively.

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

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this Annual Report.

10.1*	Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021, incorporated by reference to Exhibit 2.1 on Form 8-K filed on December 21, 2021.

10.2*	Share Transfer Agreement between Low Wai Koon and WKL Global, dated December 20, 2021, incorporated by reference to Exhibit 2.2 on Form 8-K filed on December 21, 2021.

10.3*	Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2021, incorporated by reference to Exhibit 2.3 on Form 8-K filed on December 21, 2021.

10.4*

Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021, incorporated by reference to Exhibit 2.4 on Form 8-K filed on December 21, 2021.

10.5*

Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021, incorporated by reference to Exhibit 2.5 on Form 8-K filed on December 21, 2021.

10.6*

Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021, incorporated by reference to Exhibit 2.6 on Form 8-K filed on December 21, 2021.

10.7*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.7 on Form 8-K filed on December 21, 2021.

10.8*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.8 on Form 8-K filed on December 21, 2021.

10.9*	Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022

10.10*	Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022

10.11*	Supplemental Agreement dated October 19, 2022, by and between Unex Holdings Inc. and Wong Hon Wai.

10.12*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022

10.13*	Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022

10.14*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated February 20, 2022

10.15*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated July 13, 2023

10.16*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated September 7, 2023

10.17*	Form of Subscription Agreement between Regulation S Investor and EvoAir Holdings Inc., dated November 21, 2023

10.18*	OEM Supply Agreement dated December 12, 2023

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Executive Officer

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Financial Officer

101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed

63 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOAIR HOLDINGS INC.

Dated: December 14, 2023	By:	/s/ Low Wai Koon
Low Wai Koon, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2023	By:	/s/ Ong Bee Chen
Ong Bee Chen
Chief Financial Officer

64 | Page