Form 10-Q
period 2023-11-30
EvoAir Holdings Inc.
filed 2024-01-16
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 14, 2024
Common Stock, $0.001	102,742,362

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF NOVEMBER 30, 2023 AND AUGUST 31, 2023

	November 30, 2023	August 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$477,885	$779,049
Accounts receivable	51,620	44,130
Inventories	685,006	630,478
Deposit, prepayments and other receivables	495,450	617,507
Total current assets	1,709,961	2,071,164

Non-current assets
Property, plant and equipment, net	475,743	463,387
Operating lease right-of-use assets	253,431	271,021
Technology-related intangible assets, net	75,179,439	76,218,786
Total non-current assets	75,908,613	76,953,194

TOTAL ASSETS	$77,618,574	$79,024,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$289,637	$170,888
Other payables	19,100	27,487
Deferred revenue	390,083	440,069
Hire purchase creditor	7,548	9,224
Amounts due to shareholders	398,747	232,095
Operating lease liability - current	87,912	84,879
Total current liabilities	1,193,027	964,642

Non-current liabilities
Non-current hire purchase creditor	10,235	10,531
Non-current operating lease liabilities	176,612	198,163
Total non-current liabilities	186,847	208,694

TOTAL LIABILITIES	1,379,874	1,173,336

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 102,742,362 and 102,310,933 shares issued and outstanding as at November 30, 2023 and August 31, 2023	102,742	102,311
Additional paid in capital	91,436,762	90,371,141
Shares to be issued	-	1,066,052
Accumulated other comprehensive loss	(102,244)	(17,036)
Accumulated deficit	(14,967,589)	(13,523,266)
Non-controlling interest	(230,971)	(148,180)
Total shareholders’ equity	76,238,700	77,851,022

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$77,618,574	$79,024,358

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTH ENDED NOVEMBER 30, 2023 AND 2022

	November 30, 2023	November 30, 2022

Revenue	$91,318	$142,685
Cost of revenue	100,326	162,858
Gross loss	(9,008)	(20,173)

Operating expenses:
Selling and marketing expenses	33,003	3,565
General and administrative expenses	1,483,989	1,423,382
Total operating expenses	1,516,992	1,426,947

Loss from operation	(1,526,000)	(1,447,120)

Other income/(expense)
Interest income/(expense)	40	(6)
Other income	1,639	6,983
Total other income	1,679	6,977

Loss from operation before income taxes	(1,524,321)	(1,440,143)

Income tax expenses	-	219

Net loss	$(1,524,321)	$(1,440,362)

Less: Net loss attributable to non-controlling interests	(79,998)	(67,035)

Net loss attributable to equity holders of the Company	(1,444,323)	(1,373,327)

Other comprehensive income:
Foreign currency translation adjustment	(88,001)	(17,907)
Total comprehensive loss	(1,532,324)	(1,391,234)

Less: net comprehensive income attributable to non-controlling interests	(2,793)	(4,184)

Net comprehensive loss attributable to equity holders of the Company	(1,529,531)	(1,387,050)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	102,623,762	101,868,154

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non-controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2022	101,853,397	$101,854	$89,125,872	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	100	-	-	-	-	100
Issuance of common stock for Cash	149,621	150	373,905	-	-	(75,000)	-	299,055
Foreign currency translation adjustment	-	-	-	-	(13,723)	-	(4,184)	(17,907)
Net loss	-	-	-	(1,373,327)	-	-	(67,035)	(1,440,362)
Balance as of November 30, 2022	102,003,018	$102,004	$89,499,877	$(8,838,700)	$52,157	$-	$(129,973)	$80,685,365

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non-controlling
	shares	amount	capital	deficit	loss	issued	interests	Total

Balance as of August 31, 2023	102,310,933	$102,311	$90,371,141	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for Cash	431,429	431	1,065,621	-	-	(1,066,052)	-	-
Foreign currency translation adjustment	-	-	-	-	(85,208)	-	(2,793)	(88,001)
Net loss	-	-	-	(1,444,323)	-	-	(79,998)	(1,524,321)
Balance as of November 30, 2023	102,742,362	102,742	91,436,762	(14,967,589)	(102,244)	-	(230,971)	$76,238,700

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

	November 30, 2023	November 30, 2022

Cash flows from operating activities
Net loss	$(1,524,321)	(1,440,362)
Adjustments for non-cash income and expenses:
Depreciation	95,369	35,126
Amortization	1,039,347	1,065,646
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivables	(7,490)	18,303
(Increase)/decrease in inventories	(54,528)	71,438
Decrease in deposit, prepayments, and advances to suppliers	122,057	183,110
Decrease in operating lease right-of-use assets	17,590	5,553
Increase/(decrease) in accounts payable and accruals	118,749	(82,046)
Decrease in deferred revenue	(49,986)	(79,530)
Decrease in operating lease liabilities	(18,518)	(30,785)
Decrease in other payables	(8,387)	(10,669)
Increase in amounts due to shareholders	166,652	-

Net cash used in operating activities	$(103,466)	$(264,216)

Cash flows from investing activity
Purchase of property and equipment	(107,725)	(1,044)
Cash used in investing activity	$(107,725)	$(1,044)

Cash flows from financing activities
Payments of hire purchase	(1,972)	(2,066)
Proceeds from issuance of common stock	-	299,055
Proceeds from capital contribution	-	100
Net cash (used in)/generated from financing activities	$(1,972)	$297,089

Net (decrease)/increase in cash and cash equivalents	(213,163)	31,829
Effect of exchange rate changes	(88,001)	(17,907)
Cash and cash equivalents at start of period	779,049	152,304
Cash and cash equivalents at end of period	477,885	166,226

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023, AND 2022

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

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of common stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of common stock of the Company were 101,779,323 (“Then Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global and Allegro Investment (BVI) Limited (“Allegro Investment”), a company incorporated in the British Virgin Islands (“BVI”) with 50% shareholdings held by Chan Kok Wei and Ong Bee Chen, respectively, of 24,000 shares and 6,000 EvoAir Shares, respectively, or approximately 0.02% and 0.01% of the Then Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global, Allegro Investment and WKLEE Sellers of 49,320 EvoAir Shares, 8,280 EvoAir Shares and in aggregate 14,400 shares, respectively, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Then Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EVOH and its subsidiaries (“EvoAir Group” or the “Group”) to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 EvoAir Shares, 2,520,000 EvoAir Shares and in aggregate 6,001,794 EvoAir shares, respectively, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Then Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

7 | Page

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents and patent applications relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks and trademark applications described in the deeds of assignment thereunder, and in respect of Dr. Low’s patents and patents applications relating to the portable air-conditioner, e-Cond EVOTM and the trademarks and trademark applications as described in the deeds of assignment thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global, Allegro Investment and certain nominees shall be allotted and issued 63,362,756 EvoAir Shares, 14,297,259 EvoAir Shares and in aggregate 5,487,752 EvoAir Shares, respectively or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Then Enlarged Share Capital in consideration for the IP Assignments.

EvoAir Transaction, Change of Control Transaction and Allotment Transactions are collectively to be referred to as the “Transactions”. The closing of the Transactions (“Closing”) occurred on December 20, 2021 (the “Closing Date”).

From and after the Closing Date, at which time EvoAir International transferred its HVAC business to the Company, the Company’s primary operations will consist of the prior operations of EvoAir International and its subsidiaries.

EvoAir International is a company incorporated in BVI on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns (a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and (b) WKL Green Energy, a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”) on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina Co Ltd (“WKL EcoEarth Indochina”), a Cambodia company incorporated on February 4, 2021, (e) WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”), a Chinese company incorporated on April 6, 2021. EvoAir Manufacturing wholly owns (f) Evo Air Marketing (M) Sdn Bhd (“Evo Air Marketing”), a Malaysian company incorporated on February 2, 2021.

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

8 | Page

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

9 | Page

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2023, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of November 30, 2023, and August 31, 2023, the Company had an accumulated deficit of $14,967,589 and $13,523,266 respectively. The Company incurred net loss of $1,524,321 and $ $1,440,362 for the three months ended November 30, 2023, and November 30, 2022, respectively. The cash used in operating activities was $103,466 and $264,216 for the three months ended November 30, 2023, and November 30, 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the development of HVAC business (“HVAC Business”) pursuant to the Transactions (defined in Note 1), the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding in conjunction with the Company’s plan to uplist on Nasdaq Capital Market/ NYSE American LLC to finance the operations as well as business expansion.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, and its 67.5% owned EvoAir Manufacturing which included a 100% owned subsidiary, Evo Air Marketing, 55% owned WKL EcoEarth Indochina, and its 55% owned WKL Guanzhe.

All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of the Management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with U.S. GAAP.

10 | Page

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of November 30, 2023, and August 31, 2023, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

11 | Page

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

As of November 30, 2023, and August 31, 2023, our accounts receivable amounted to $51,620 and $44,130, respectively, with no allowance for doubtful accounts for both periods.

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

12 | Page

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $440,069 was recorded as of August 31, 2023, with $49,972 recognized as revenue for three months ended November 30, 2023. The Company recognized $390,083 deferred revenue as of November 30, 2023.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of November 30, 2023.

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

13 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of November 30, 2023, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard becomes effective for the Company beginning on October 1, 2024. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective September 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

14 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	November 30, 2023	August 31, 2023

Finished goods	$296,717	$329,420
Raw materials and supplies	157,704	138,869
Work in progress	230,585	162,189

Total inventory on hand	$685,006	$630,478

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	November 30, 2023	August 31, 2023

Deposits and Prepayments	$122,364	$20,777
Other receivables (Advances to suppliers)	373,086	596,730

Total	$495,450	$617,507

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	November 30, 2023	August 31, 2023
Plant and machineries	$584,500	$476,219
Office equipment	56,191	55,848
Vehicles	77,170	77,497
Furniture and equipment	22,191	22,285
Renovation	112,827	113,305
	852,879	745,154
Less: Accumulated depreciation	(377,136)	(281,767)
Property, plant and equipment, net	$475,743	$463,387

Depreciation expense for the three months ended November 30, 2022, was $35,126. Depreciation expense for the year ended November 30, 2023, was $95,369.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of November 30, 2023, and August 31, 2023:

	November 30, 2023	August 31, 2023

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(7,968,328)	(6,928,981)
Intangible assets, net	$75,179,439	$76,218,786

Amortization expenses for intangible assets for the three months ended November 30, 2023, and November 30, 2022 were $1,039,347 and $1,065,646 respectively.

15 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	November 30, 2023	August 31, 2023

Accounts payable	$232,964	$40,939
Accruals	56,673	129,949
Other payables	19,100	27,487
Total	$308,737	$198,375

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% per annum and tenure of 6 months, or mutually between the parties. The Company reported amount due to shareholders of $398,747 and $232,095 as of November 30, 2023, and August 31, 2023, respectively.

NOTE 11 STOCKHOLDERS’ EQUITY

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

During the three months period ended November 30, 2022, the Company also issued 30,000 shares of common stock, for gross proceeds of $75,000 received during the 3 months ended August 31, 2022. As such, the Company had $0 shares to be issued on November 30, 2022.

During the three months period ended November 30, 2022, the Company received cash proceeds of $100 from capital contribution.

During the three months period ended November 30, 2023, the Company issued 373,822 shares of Common Stock at a per share purchase price of $2.50 as the Offering for gross proceeds of $934,534 received in the fiscal year ended August 31,2023.

During the three months period ended November 30, 2023, the Company issued in aggregate, 52,107 shares of Common Stock to 15 referral agents in consideration for their referral to the Company of certain investors.

On November 21, 2023, the Company issued, in aggregate, 5,500 shares of Common Stock to two individuals in consideration for marketing services provided to the Company by Artisan Creative Studio, a marketing entity based in Malaysia.

As such, the Company had $0 shares to be issued on November 30, 2023.

As of November 30, 2023, and August 31, 2023, the Company had 102,742,362 and 102,310,933 shares of its common stock issued and outstanding, respectively.

NOTE 12 INCOME TAXES

The Company’s operating subsidiaries are governed by the Income Tax Law (defined hereunder), which concerns Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (“Income Tax Laws”). We routinely undergo examinations in the jurisdictions in which we operate.

16 | Page

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Three Months Ended November 30,
	2023	2022
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	November 30, 2023	August 31, 2023
Net operating loss carry-forward	$14,960,000	$13,520,000
Less: valuation allowance	(14,960,000)	(13,520,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $14,960,000 at November 30, 2023, and approximately $13,520,000 at August 31, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

When measuring lease liabilities for leases that were classified as operating leases as of November 30, 2023, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

On March 28, 2023, the Company entered into a lease termination agreement to its Cambodia office lease at #65, 1st, 2nd and 3rd Floor, Street 123, Sangkat Toul Tumpong I, Khan Chamkarman, Phnom Penh, Cambodia (the “Lease Termination”). The Lease Termination terminated the Company’s rights and obligations with respect to the leased premises on April 15, 2023. As such, the ROU assets and operating lease liabilities were remeasured, and the Company recorded a gain of $14,890 as a component of operating expenses for the year ended August 31, 2023. No impairment of the ROU assets was deemed to have occurred.

The following is a summary of ROU asset and operating lease liabilities:

	November 30, 2023	August 31, 2023
Assets:
ROU asset	$253,431	$271,021

Liabilities:
Current:
Operating lease liabilities	$87,912	$84,879
Non-current
Operating lease liabilities	176,612	198,163
Total lease liabilities	$264,524	$283,042

As of November 30, 2023, remaining maturities of lease liabilities were as follows:

Operating lease
2024	$87,912
2025	94,376
2026	66,212
2027	16,024
2028 and thereafter	-
Total	$264,524

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

18 | Page

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

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2023, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

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

19 | Page

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

20 | Page

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

(B) On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (collectively, the “WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which the WKLEE Sellers agreed to sell all their ordinary shares, amounting in aggregate, 240,000 shares or 80% shareholding of WKL Eco Earth to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global, Allegro Investment and WKLEE Sellers of 49,320 EvoAir Shares, 8,280 EvoAir Shares and in aggregate 14,400 EvoAir Shares, respectively, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Then Enlarged Share Capital.

(C) On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which the Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EvoAir Group to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 shares, 2,520,000 shares and in aggregate 6,001,794 shares, respectively, of the common stock of the Company, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the issued and outstanding ordinary shares of the Company. The board of directors and majority shareholders of the Company have approved the transaction.

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

EvoAir International is a company incorporated in BVI on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns (a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and (b) WKL Green Energy a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina, a Cambodia company incorporated on February 4, 2021, (e) WKL Guanzhe Green Technology Guangzhou, a Chinese company incorporated on April 6, 2021. EvoAir Manufacturing wholly owns (f) Evo Air Marketing, a Malaysian company incorporated on February 2, 2021.

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

21 | Page

Round 2 Stockholders

The Company entered into a series of offerings for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50, as follows:

●	On February 15, 2022, the Company entered into certain share subscription agreement with Ms. Ang Lee Kim Jane, who is a “non-U.S. Persons” (the “Investor”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 74,074 Shares, par value $0.001 per share, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds was $185,185.

●	On June 3, 2022, the Company entered into certain share subscription agreement with Mr. Wong Hon Wai who is a “non-U.S. Persons” (the “Investor”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 5,000 shares, par value $0.001 per share , at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds was $12,500.

●	On October 25, 2022, the Company entered into Regulation S share subscription agreements with eight investors, each of whom represented that it was a “non-U.S. Persons” as defined in Securities Act. On the same date, the Company entered into Regulation D share subscription agreements with two investors, each of whom represented that it was an “Accredited Investors” as defined in Regulation D of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 129,621 shares of Common Stock, par value $0.001 per share to the Regulation S investors, and (ii) 15,000 shares of Common Stock to the Regulation D investors, respectively par value $0.001 per share, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $361,553.

●	On February 20, 2023, the Company entered into Regulation S share subscription agreements with eleven investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the agreements, the Company agreed to issue and sell in aggregate, (i) 57,783 shares of Common Stock, par value $0.001 per share to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the private placement offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate was $144,443.

●	On July 13, 2023, the Company entered into Regulation S share subscription agreements with 31 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the agreements, the Company agreed to issue and sell in aggregate, (i) 250,132 shares of Common Stock, par value $0.001 per share to the Regulation S Investors, at a per share purchase price of $2.50 as part of a series of the private placement offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate was approximately $625,330.

●	On September 7, 2023, the Company entered into Regulation S share subscription agreements with 71 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the agreements, the Company agreed to issue and sell in aggregate, 365,164 shares of Common Stock, par value $0.001 per share to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the private placement offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate was approximately $912,889.

●	On November 21, 2023, the Company entered into a Regulation S share subscription agreement with Wong Chun Shoong who represented that he was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the agreement, the Company agreed to issue and sell in aggregate, 8,658 shares of Common Stock, par value $0.001 per share to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the private placement offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate was approximately $21,645.

22 | Page

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2023, as compared to the three months ended November 30, 2022.

Three Months Ended November 30, 2023, versus Three Months November 30, 2022.

	Three Months Ended
	November 30,
	2023	2022	Changes	%
Revenue	$91,318	$142,685	$(51,367)	(36)%
Cost of revenue	100,326	162,858	(62,532)	(38)%
Gross loss	(9,008)	(20,173)	11,165	(55)%
Operating expenses	1,561,992	1,426,947	90,045	6%
Loss from operation	(1,526,000)	(1,447,120)	(78,880)	(5)%
Other (expenses)/income	1,679	6,977	(5,298)	(76)%
Loss from operation before income taxes	$(1,524,321)	$(1,440,143)	(84,178)	(6)%

The Company generated revenues of $91,318 in the three months ended November 30, 2023, as compared to $142,685 in the three months ended November 30, 2022, a decrease in revenue of $51,367. The drop in revenue is mainly due to the decrease in sales in air purifier products as a result of rollback of preventative measures taken by businesses and public from spreading infection as the World and society progresses towards living with Covid-19.

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

Cost of revenue was $100,326 or 110% of revenue for the three months ended November 30, 2023, as compared to $162,858 or 114% of revenue in the same financial period in 2022. The decline in cost of revenue is in line with the drop in sales. Cost of revenues includes production costs and purchases of goods.

Gross loss was $9,008 or gross loss margin of 10% for the three months ended November 30, 2023, as compared to gross loss of $20,173 in the same financial period in 2022 or 14% of revenue. The decline in gross profit margin was attributable to the drop in sales of air purifier products, of which the product range contributed higher gross profit margin. Besides, the decrease of gross profit is mainly due to the Company’s evoairTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses were $1,516,992 for the three months ended November 30, 2023, compared to $1,426,947 in the corresponding period in 2022, an increase of $90,045. The change in operating expenses was attributable to the capital raising costs.

The loss from operation before income taxes for the three months ended November 30, 2023, was $1,524,321 as compared to $1,440,143 for the corresponding period in 2022. The continuous net loss is attributable to the Group’s focused effort in building up the traction and sales pipeline, applying necessary certifications, testings, patents and trademark and creating resources to meet the business expansion needs of the Group’s as well as lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30, 2023	August 31, 2023	Changes	%
Current assets	$1,709,961	$2,071,164	$(361,203)	(17)%
Current liabilities	1,193,027	964,642	228,385	24%
Working capital	516,934	1,106,522	(589,588)	(53)%

23 | Page

As of November 30, 2023, the decrease of current assets was mainly due to the decrease in cash and cash equivalent as well as decrease in deposit, prepayment and other receivables for the three months period ended November 30, 2023.

As of November 30, 2023, the increase in current liabilities was mainly due to the increase in amount due to shareholders of $166,652 and accounts payable and accruals of $118,749.

As of November 30, 2023, our company had a positive working capital of $561,934 compared with the positive working capital of $1,106,522 as of August 31, 2023.

Cash Flows

Three Months Ended November 30, 2023, versus Three Months Ended November 30, 2023

	November 30,	November 30,
	2023	2022	Changes	%
Cash flows used in operating activities	$(103,466)	$(264,216)	160,750	61%
Cash flows used in investing activity	(107,725)	(1,044)	(106,681)	(10,218)%
Cash flows (used in)/generated from financing activities	(1,972)	297,089	(299,061)	(101)%
Net changes in cash	(213,163)	31,829	(244,992)	(770)%

The Company’s cash and cash equivalents stood at $477,885 as of November 30, 2023. Cash used in operating activities for the three months ended November 30, 2023, was $103,466. This resulted primarily from a net loss of $1,524,321 which was offset by depreciation of $95,369, amortization of $1,039,347, decrease in operating lease right-of-use assets of $17,590, decrease in operating leases liabilities of $18,518, increase in inventories of $54,528, decrease in deferred revenue of $49,986, decrease in deposit, prepayment and other receivables of $122,057, increase in accounts receivable of $7,490, increase in accounts payable and accruals of $118,749, increase in amounts due to shareholders of $166,652, and decrease in other payables of $8,387.

Cash used in investing activity resulted from purchase of property plant and equipment amounting to $107,725 for the three months ended November 30, 2023.

Cash used in financing activities resulted in payments of hire purchase amounting to $1,972 during the three months ended November 30, 2023.

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

24 | Page

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

Going Concern

The Company’s financial statements as of November 30, 2023, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of November 30, 2023, and August 31, 2023, the Company had an accumulated deficit of $14,967,589 and $13,523,266 respectively. The Company incurred net loss of $1,524,321 and $ $1,440,362 for the three months ended November 30, 2023, and November 30, 2022, respectively. The cash used in operating activities was $103,466 and $264,216 for the three months ended November 30, 2023, and November 30, 2022, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the development of HVAC business (“HVAC Business”) pursuant to the Transactions (defined in Note 1), the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding in conjunction with the Company’s plan to uplist on Nasdaq Capital Market/ NYSE American LLC to finance the operations as well as business expansion.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of November 30, 2023.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard becomes effective for the Company beginning on October 1, 2024. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective September 1, 2023, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

25 | Page

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses at November 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months period covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

26 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Management is not aware of any unregistered sales of equity securities and use of proceeds not previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

10.1 Stock Purchase Agreement dated February 26, 2021*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global Limited, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2022*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2022*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.10 Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022*
10.11 Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022*
10.12 Supplemental Agreement between Wong Hon Wai and Unex Holdings Inc., dated October 19, 2022*
10.13 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022*
10.14 Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022*
10.15 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated July 13, 2023*
10.16 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated September 7, 2023*
10.17 Form of Subscription Agreement between Regulation S Investor and EvoAir Holdings Inc., dated November 21, 2023*
10.18 OEM Supply Agreement dated December 12, 2023*
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101. INS Inline XBRL Instance Document
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

27 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EvoAir Holdings Inc.

Dated: January 16, 2024	By:	/s/ Low Wai Koon
Low Wai Koon President and Chief Executive Officer

Dated: January 16, 2024	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

28 | Page