Form 10-Q
period 2024-02-29
EvoAir Holdings Inc.
filed 2024-04-11
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 31, 2024
Common Stock, $0.001	102,742,362

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF FEBRUARY 29, 2024 AND AUGUST 31, 2023

	February 29, 2024	August 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$137,029	$779,049
Accounts receivable	42,686	44,130
Inventories	725,316	630,478
Deposit, prepayments and other receivables	489,408	617,507
Total current assets	1,394,439	2,071,164

Non-current assets
Property, plant and equipment, net	422,467	463,387
Operating lease right-of-use assets	229,972	271,021
Technology-related intangible assets, net	74,140,092	76,218,786
Total non-current assets	74,792,531	76,953,194

TOTAL ASSETS	$76,186,970	$79,024,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$252,741	$170,888
Other payables	27,439	27,487
Deferred revenue	399,773	440,069
Hire purchase creditor	7,412	9,224
Amounts due to shareholders	439,630	232,095
Operating lease liability - current	88,952	84,879
Total current liabilities	1,215,947	964,642

Non-current liabilities
Non-current hire purchase creditor	8,199	10,531
Non-current operating lease liabilities	150,962	198,163
Total non-current liabilities	159,161	208,694

TOTAL LIABILITIES	1,375,108	1,173,336

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 102,742,362 and 102,310,933 shares issued and outstanding as at February 29, 2024 and August 31, 2023	102,742	102,311
Additional paid in capital	91,436,762	90,371,141
Shares to be issued	-	1,066,052
Accumulated other comprehensive loss	(95,951)	(17,036)
Accumulated deficit	(16,334,493)	(13,523,266)
Non-controlling interest	(297,198)	(148,180)
Total shareholders’ equity	74,811,862	77,851,022

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,186,970	$79,024,358

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Three months ended		Six months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenue	$41,174	70,912	$132,492	$213,597
Cost of revenue	87,075	88,940	187,401	251,798
Gross loss	(45,901)	(18,028)	(54,909)	(38,201)

Operating expenses:
Selling and marketing expenses	5,200	8,770	38,203	12,335
General and administrative expenses	1,468,559	1,418,011	2,952,548	2,841,393
Total operating expenses	1,473,759	1,426,781	2,990,751	2,853,728

Loss from operation	(1,519,660)	(1,444,809)	(3,045,660)	(2,891,929)

Other income
Interest income	36	12	76	6
Other income	88,866	7,500	90,505	14,483
Total other income	88,902	7,512	90,581	14,489

Loss from operation before income taxes	(1,430,758)	(1,437,297)	(2,955,079)	(2,877,440)

Income tax expenses	-	(219)	-	-

Net loss	$(1,430,758)	$(1,437,078)	$(2,955,079)	$(2,877,440)

Less: Net loss attributable to non-controlling interests	(63,854)	(60,916)	(143,852)	(127,951)

Net loss attributable to equity holders of the Company	(1,366,904)	(1,376,162)	(2,811,227)	(2,749,489)

Other comprehensive income:
Foreign currency translation adjustment	3,920	7,212	(84,081)	(10,695)
Total comprehensive loss	(1,362,984)	(1,368,950)	(2,895,308)	(2,760,184)

Less: net comprehensive income attributable to non-controlling interests	(2,373)	3,495	(5,166)	(689)

Net comprehensive loss attributable to equity holders of the Company	(1,360,611)	(1,372,445)	(2,890,142)	(2,759,495)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.01)	(0.01)	(0.03)	(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	102,742,362	102,003,018	102,684,781	101,957,553

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non-controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2022	101,853,397	$101,854	$89,125,872	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	100	-	-	-	-	100
Issuance of common stock for Cash	149,621	150	373,905	-	-	(75,000)	-	299,055
Foreign currency translation adjustment	-	-	-	-	(13,723)	-	(4,184)	(17,907)
Net loss	-	-	-	(1,373,327)	-	-	(67,035)	(1,440,362)
Balance as of November 30, 2022	102,003,018	$102,004	$89,499,877	$(8,838,700)	$52,157	$-	$(129,973)	$80,685,365
Issuance of common stock pursuant to share subscription agreement	-	-	-	-	-	144,443	-	144,443
Foreign currency translation adjustment	-	-	-	-	3,717	-	3,495	7,212
Net loss	-	-	-	(1,376,162)	-	-	(60,916)	(1,437,078)
Balance as of February 28, 2023	102,003,018	$102,004	$89,499,877	$(10,214,862)	$55,874	$144,443	$(187,394)	$79,399,942

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to be	Non-controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2023	102,310,933	$102,311	$90,371,141	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for Cash	431,429	431	1,065,621	-	-	(1,066,052)	-	-
Foreign currency translation adjustment	-	-	-	-	(85,208)	-	(2,793)	(88,001)
Net loss	-	-	-	(1,444,323)	-	-	(79,998)	(1,524,321)
Balance as of November 30, 2023	102,742,362	$102,742	$91,436,762	$(14,967,589)	$(102,244)	$-	$(230,971)	$76,238,700
Foreign currency translation adjustment	-	-	-	-	6,293	-	(2,373)	3,920
Net loss	-	-	-	(1,366,904)	-	-	(63,854)	(1,430,758)
Balance as of February 29, 2024	102,742,362	$102,742	$91,436,762	$(16,334,493)	$(95,951)	$-	$(297,198)	$74,811,862

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	February 29, 2024	February 28, 2023

Cash flows from operating activities
Net loss	$(2,955,079)	(2,877,440)
Adjustments for non-cash income and expenses:
Depreciation	137,106	74,828
Amortization	2,078,694	2,078,694
Changes in operating assets and liabilities:
Decrease in accounts receivables	1,444	45,406
(Increase)/decrease in inventories	(94,838)	46,121
Decrease in deposit, prepayments and advances to suppliers	128,099	182,607
Decrease in operating lease right-of-use assets	41,049	118,116
Increase/(decrease) in accounts payable and accruals	81,853	(105,027)
Decrease in deferred revenue	(40,296)	(56,970)
Decrease in operating lease liabilities	(43,128)	(133,636)
Decrease in other payables	(48)	(10,896)
Increase in amounts due to shareholders	207,535	311,864

Net cash used in operations	$(457,609)	$(326,333)

Cash flows from investing activity
Purchase of property, plant and equipment	(96,186)	(11,754)
Cash used in investing activity	$(96,186)	$(11,754)

Cash flows from financing activities
Payments of hire purchase	(4,144)	(4,365)
Proceeds from issuance of common stock	-	299,055
Proceeds from shares to be issued	-	144,443
Proceeds from capital contribution	-	100
Net cash (used in)/generated from financing activities	$(4,144)	$439,233

Net (decrease)/increase in cash and cash equivalents	(557,939)	101,146
Effect of exchange rate changes	(84,081)	(10,695)
Cash and cash equivalents at start of period	779,049	152,304
Cash and cash equivalents at end of period	137,029	242,755

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

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

EvoAir Transaction, Change of Control Transaction and Allotment Transactions are collectively referred to as the “Transactions”. The closing of the Transactions (“Closing”) occurred on December 20, 2021 (the “Closing Date”).

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

8 | Page

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

9 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 29, 2024, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of February 29, 2024, and August 31, 2023, the Company had an accumulated deficit of $16,334,493 and $13,523,266 respectively. The Company incurred net loss of $2,955,079 and $ $2,877,440 for the six months ended February 29, 2024, and February 28, 2023, respectively. The cash used in operating activities was $457,609 and $326,333 for the six months ended February 29, 2024, and February 28, 2023, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

10 | Page

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of February 29, 2024, and August 31, 2023, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

As of February 29, 2024, and August 31, 2023, our accounts receivable amounted to $42,686 and $44,130, respectively, with no allowance for doubtful accounts for both periods.

11 | Page

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

12 | Page

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $440,069 was recorded as of August 31, 2023, with $101,496 recognized as revenue for six months ended February 29, 2024. The Company recorded $399,773 deferred revenue as of February 29, 2024.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of February 29, 2024.

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

13 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of February 29, 2024, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

14 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	February 29, 2024	August 31, 2023

Finished goods	$277,109	$329,420
Raw materials and supplies	148,562	138,869
Work in progress	299,645	162,189

Total inventory on hand	$725,316	$630,478

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	February 29, 2024	August 31, 2023

Deposits and Prepayments	$47,132	$20,777
Other receivables (Advances to suppliers)	442,276	596,730

Total	$489,408	$617,507

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	February 29, 2024	August 31, 2023
Plant and machineries	$577,079	$476,219
Office equipment	55,907	55,848
Vehicles	75,776	77,497
Furniture and equipment	21,790	22,285
Renovation	110,788	113,305
	841,340	745,154
Less: Accumulated depreciation	(418,873)	(281,767)
Property, plant and equipment, net	$422,467	$463,387

Depreciation expense for the six months ended February 29, 2024, was $137,106. Depreciation expense for the six months ended February 28, 2023, was $74,828.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of February 29, 2024, and August 31, 2023:

	February 29, 2024	August 31, 2023

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(9,007,675)	(6,928,981)
Intangible assets, net	$74,140,092	$76,218,786

Amortization expenses for intangible assets for the six months ended February 29, 2024, and February 28, 2023, were both $2,078,694.

15 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	February 29, 2024	August 31, 2023

Accounts payable	$214,341	$40,939
Accruals	38,400	129,949
Other payables	27,439	27,487
Total	$280,180	$198,375

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% per annum and tenure of 3 to 6 months, or mutually between the parties. The Company reported amounts due to shareholders of $439,630 and $232,095 as of February 29, 2024, and August 31, 2023, respectively.

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

During the six months period ended February 28, 2023, the Company also received cash proceeds of $144,443 from 57,783 shares to be issued, and those shares have been subsequently issued on May 26, 2023.

During the six months period ended February 28, 2023, the Company received cash proceeds of $100 from capital contribution.

During the six months period ended February 29, 2024, the Company issued 373,822 shares of Common Stock at a per share purchase price of $2.50 as the Offering for gross proceeds of $934,534 received in the fiscal year ended August 31,2023.

During the six months period ended February 29, 2024, the Company issued in aggregate 52,107 shares of Common Stock to 15 referral agents in consideration for their referral to the Company of certain investors.

On November 21, 2023, the Company issued, in aggregate, 5,500 shares of Common Stock to two individuals in consideration for marketing services provided to the Company by Artisan Creative Studio, a marketing entity based in Malaysia.

As such, the Company had $0 shares to be issued on February 29, 2024.

As of February 29, 2024, and August 31, 2023, the Company had 102,742,362 and 102,310,933 shares of its common stock issued and outstanding, respectively.

16 | Page

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Six Months Ended,
	February 29, 2024	February 28, 2023
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	February 29, 2024	August 31, 2023
Net operating loss carry-forward	$16,330,000	$13,520,000
Less: valuation allowance	(16,330,000)	(13,520,000)
Net deferred tax asset	-	-

17 | Page

The Company had net operating loss carry forwards for tax purposes of approximately $16,330,000 at February 29, 2024, and approximately $13,520,000 at August 31, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

When measuring lease liabilities for leases that were classified as operating leases as of February 29, 2024, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

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

The following is a summary of ROU asset and operating lease liabilities:

	February 29, 2024	August 31, 2023
Assets:
ROU asset	$229,972	$271,021

Liabilities:
Current:
Operating lease liabilities	$88,952	$84,879
Non-current
Operating lease liabilities	150,962	198,163
Total lease liabilities	$239,914	$283,042

As of February 29, 2024, remaining maturities of lease liabilities were as follows:

Operating lease
2024	$88,952
2025	96,363
2026	50,616
2027	3,983
2028 and thereafter	-
Total	$239,914

18 | Page

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

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 29, 2024, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

20 | Page

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended February 29, 2024, as compared to the three and six months ended February 28, 2023.

Three Months Ended February 29, 2024, versus Three Months Ended February 28, 2023

	Three Months Ended
	February 29, 2024	February 28, 2023	Changes	%
Revenue	$41,174	$70,912	$(29,738)	(42)%
Cost of revenue	87,075	88,940	(1,865)	(2)%
Gross loss	(45,901)	(18,028)	(27,873)	(155)%
Operating expenses	1,473,759	1,426,781	46,978	3%
Loss from operation	(1,519,660)	(1,444,809)	(74,851)	5%
Other income	88,902	7,512	81,390	1,083%
Loss from operation before income taxes	$(1,430,758)	$(1,437,297)	6,530	0.5%

The Company generated revenues of $41,174 in the three months ended February 29, 2024, as compared to $70,912 in the three months ended February 28, 2023, a decrease in revenue of $29,738.

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

Being a first mover, notwithstanding many of our corporate clients who were impressed and showed keen interest in our products, EvoAirTM, many of them took a few months to conduct study on their own accord on performance and the energy savings of our products. The Company is building up its traction for the EvoAirTM hybrid air-conditioners for both residentials and commercial/ industrial units through distribution channels, projects, building and businesses as well as private labelling and licensing model.

During the financial period, EvoAir Manufacturing entered into an OEM supply agreement (the “OEM Agreement”) with Tadmonsori Holdings Sdn Bhd (“THSB”) pursuant to which the parties have agreed for THSB to purchase certain products (the “Products”) from EvoAir Manufacturing to resell directly under THSB’s branding, trademark, graphics, packaging designs and artwork, with the insertion of the words “Powered by EvoAir” inserted at the back of each Product, to THSB end user customers. The OEM Agreement will be renewable on a three-year basis, and upon the execution of the Agreement, THSB shall have made a minimum order of 3,000 units of the Products upon signing of the OEM Agreement, and to target a total sales turnover of 105,000,000 Malaysia Ringgit (approximately US$22,522,522, as calculated at the Foreign Exchange Rate of US$1 = 4.6620 Malaysia Ringgit on December 8, 2023, as published in H.10 statistical release of the United States Federal Reserve Board) over 3 years from January 1, 2024 to December 31, 2026.

Cost of revenue was $87,075 or 211% of revenue for the three months ended February 29, 2024, as compared to $88,940 or 125% of revenue in the same financial period in 2023. The slight decline in cost of revenue is due to the lack of economy of scale for the production. Cost of revenues includes production costs and purchases of goods.

Gross loss was $45,901 or negative gross profit margin of 111% for the three months ended February 29, 2024, as compared to gross loss of $18,028 in the same financial period in 2023 or 25% of revenue. The increase in gross loss is mainly due to the Company commercializing EvoAirTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses were $1,473,759 for the three months ended February 29, 2024, compared to $1,426,781 in the corresponding period in 2023, an increase of $46,978. The increase in operating expenses was not significant as it’s within 5%.

Other income was $88,902 for the three months ended February 29, 2024, compared to $7,512 in the corresponding period in 2023, an increase of $81,390. The change was mainly due to $82,389 realized foreign exchange gain from amounts due to shareholders.

The loss from operation before income taxes for the three months ended February 29, 2024, was $1,430,758 as compared to $1,437,297 for the corresponding period in 2023. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

21 | Page

Six Months Ended February 29, 2024, versus Six Months Ended February 28, 2023

	Six Months Ended
	February 29, 2024	February 28, 2023	Changes	%
Revenue	$132,492	$213,597	$(81,105)	(38)%
Cost of revenue	187,401	251,798	(64,397)	(26)%
Gross loss	(54,909)	(38,201)	(16,708)	(44)%
Operating expenses	2,990,751	2,853,728	137,023	5%
Loss from operation	(3,045,660)	(2,891,929)	(153,731)	(5)%
Other income	90,581	14,489	76,092	525%
Loss from operation before income taxes	$(2,955,079)	$(2,877,440)	(77,639)	(3)%

The Company generated revenues of $132,492 in the six months ended February 29, 2024, as compared to $213,597 in the six months ended February 28, 2023, a decrease in revenue of $81,105.

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

Being a first mover, notwithstanding many of our corporate clients who were impressed and showed keen interest in our products, EvoAirTM, many of them took a few months to conduct study on their own accord on performance and the energy savings of our products. The Company is building up its traction for the EvoAirTM hybrid air-conditioners for both residentials and commercial/ industrial units through distribution channels, projects, building and businesses as well as private labelling and licensing model.

During the financial period, EvoAir Manufacturing entered into an OEM supply agreement (the “OEM Agreement”) with Tadmonsori Holdings Sdn Bhd (“THSB”) pursuant to which the parties have agreed for THSB to purchase certain products (the “Products”) from EvoAir Manufacturing to resell directly under THSB’s branding, trademark, graphics, packaging designs and artwork, with the insertion of the words “Powered by EvoAir” inserted at the back of each Product, to THSB end user customers. The OEM Agreement will be renewable on a three-year basis, and upon the execution of the Agreement, THSB shall have made a minimum order of 3,000 units of the Products upon signing of the OEM Agreement, and to target a total sales turnover of 105,000,000 Malaysia Ringgit (approximately US$22,522,522, as calculated at the Foreign Exchange Rate of US$1 = 4.6620 Malaysia Ringgit on December 8, 2023, as published in H.10 statistical release of the United States Federal Reserve Board) over 3 years from January 1, 2024 to December 31, 2026.

Cost of revenue was $187,401 or 141% of revenue for the six months ended February 29, 2024, as compared to $251,798 or 118% of revenue in the same financial period in 2023. The decline in cost of revenue for the comparative figures is in line with the drop in sales. Cost of revenues includes production costs and purchases of goods.

Gross loss was $54,909 or negative gross profit margin of 41% for the six months ended February 29, 2024, as compared to gross loss of $38,201 in the same financial period in 2023 or 18% of revenue. The increase of gross loss is mainly due to the Company commercialized EvoAirTM products with higher cost of revenue from manufacturing and related costs as well as lack of economy of scale during commercialization stage. The Company anticipates improvement of income and gross profit margin with the improvement of revenue streams from distributor and dealership model, projects as well as private labeling and licensing model.

Operating expenses were $2,990,751 for the six months ended February 29, 2024, compared to $2,853,728 in the corresponding period in 2023, an increase of $137,023. The increase in operating expenses was not significant as it’s within 5%.

Other income was $90,581 for the six months ended February 29, 2024, compared to $14,489 in the corresponding period in 2023, an increase of $76,092. The change was mainly due to $82,389 realized foreign exchange gain from amounts due to shareholders.

The loss from operation before income taxes for the six months ended February 29, 2024, was $2,955,079 as compared to $2,877,440 for the corresponding period in 2023. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resource to meet the business expansion needs of the Group’s as well as lack of economies of scale.

22 | Page

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 29, 2024	August 31, 2023	Changes	%
Current assets	$1,394,439	$2,071,164	$(676,725)	(33)%
Current liabilities	1,215,947	964,642	251,305	26%
Working capital	178,492	1,106,522	(928,030)	(84)%

As at February 29, 2024, our company’s current liabilities stood at $1,394,439, which included accounts payable and accruals of $252,741, other payables of $27,439, current portion hire purchase creditor $7,412, amounts due to shareholders $439,630, current portion operating lease liabilities of $88,952 and the deferred revenue of $399,773.

As at February 29, 2024 our company had a positive working capital of $178,492 compared with the positive working capital of $1,106,522 as at August 31, 2023. The drop in working capital for the comparative figures was mainly attributable to the decrease in cash proceeds from issuance of common stock or capital contribution, decrease in deposits, prepayments and other receivables, increase in accounts payable and accruals, and the increase in amounts due to shareholders.

Cash Flows

Six Months Ended February 29, 2024, versus Six Months Ended February 28, 2023

	February 29,	February 28,
	2024	2023	Changes	%
Cash flows used in operating activities	$(457,609)	$(326,333)	(131,276)	(40)%
Cash flows used in investing activity	(96,186)	(11,754)	(84,432)	(718)%
Cash flows (used in) generated from financing activities	(4,144)	439,233	(443,377)	(101)%
Net changes in cash	(557,939)	101,146	(659,085)	(652)%

The Company’s cash and cash equivalents stood at $137,029 as of February 29, 2024. Cash used in operating activities for the six months ended February 29, 2024, was $457,609. This resulted primarily from a net loss of $2,955,079 which was offset by depreciation of $137,106, amortization of $2,078,694, decrease in operating lease right-of-use assets of $41,049, decrease in operating leases liabilities of $43,128, increase in inventories of $94,838, decrease in deferred revenue of $40,296, decrease in deposit, prepayment and other receivables of $128,099, decrease in accounts receivable of $1,444, increase in accounts payable and accruals of $81,853, increase in amounts due to shareholders of $207,535, and decrease in other payables of $48.

Cash used in investing activity resulted from purchase of property plant and equipment amounting to $96,186 for the six months ended February 29, 2024.

Cash used in financing activities resulted from the payments of hire purchase amounting to $4,144 during the six months ended February 29, 2024.

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

23 | Page

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

Estimates and Assumptions

In preparing our unaudited condensed consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in 2024 and 2023 include the assumptions used to value tax liabilities, derivative financial instruments, the estimates of the allowance for deferred tax assets, the accounts receivable allowance, impairment of intangible assets and long-lived assets and inventory write-offs.

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

24 | Page

Going Concern

As of February 29, 2024, and August 31, 2023, the Company had an accumulated deficit of $16,334,493 and $13,523,266 respectively. The Company incurred net loss of $2,955,079 and $ $2,877,440 for the six months ended February 29, 2024, and February 28, 2023, respectively. The cash used in operating activities was $457,609 and $326,333 for the six months ended February 29, 2024, and February 28, 2023, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

Material Commitments

We have no material commitments as of February 29, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s condensed consolidated financial statements.

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2024. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses at February 29, 2024:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended February 29, 2024

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

27 | Page

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

28 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EvoAir Holdings Inc.

Dated: April 11, 2024	By:	/s/ Low Wai Koon
Low Wai Koon President and Chief Executive Officer

Dated: April 11, 2024	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

29 | Page