Form 10-Q
period 2024-05-31
EvoAir Holdings Inc.
filed 2024-07-11
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 9, 2024
Common Stock, $0.001	102,742,362

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MAY 31, 2024 AND AUGUST 31, 2023

	May 31, 2024	August 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$45,502	$779,049
Accounts receivable	56,777	44,130
Inventories	735,470	630,478
Deposit, prepayments and other receivables	469,853	617,507
Total current assets	1,307,602	2,071,164

Non-current assets
Property, plant and equipment, net	378,072	463,387
Operating lease right-of-use assets	209,670	271,021
Deferred offering cost	449,576	-
Technology-related intangible assets, net	73,100,745	76,218,786
Total non-current assets	74,138,063	76,953,194

TOTAL ASSETS	$75,445,665	$79,024,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$227,472	$170,888
Other payables	21,229	27,487
Deferred revenue	391,437	440,069
Hire purchase creditor	7,472	9,224
Amounts due to shareholders	756,682	232,095
Operating lease liability - current	91,658	84,879
Total current liabilities	1,495,950	964,642

Non-current liabilities
Non-current hire purchase creditor	6,398	10,531
Non-current operating lease liabilities	127,015	198,163
Total non-current liabilities	133,413	208,694

TOTAL LIABILITIES	1,629,363	1,173,336

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 1,000,000,000 authorized; $0.001 par value, 102,742,362 and 102,310,933 shares issued and outstanding as at May 31, 2024 and August 31, 2023	102,742	102,311
Additional paid in capital	91,502,360	90,371,141
Shares to be issued	-	1,066,052
Accumulated other comprehensive loss	(190,036)	(17,036)
Accumulated deficit	(17,227,187)	(13,523,266)
Non-controlling interest	(371,577)	(148,180)
Total shareholders’ equity	73,816,302	77,851,022

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,445,665	$79,024,358

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024 AND 2023

	Three months ended		Nine months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

Revenue	$89,616	165,726	$222,108	$379,323
Cost of revenue	56,741	124,647	244,142	376,445
Gross profit/(loss)	32,875	41,079	(22,034)	2,878

Operating expenses:
Selling and marketing expenses	23,646	8,744	61,849	21,079
General and administrative expenses	984,048	1,459,409	3,936,596	4,300,802
Total operating expenses	1,007,694	1,468,153	3,998,445	4,321,881

Loss from operation	(974,819)	(1,427,074)	(4,020,479)	(4,319,003)

Other income/(expense)
Interest income(expense)	(32)	5	44	11
Other income	410	(86,354)	90,915	(71,871)
Total other income/(expense)	378	(86,349)	90,959	(71,860)

Loss from operation before income taxes	(974,441)	(1,513,423)	(3,929,520)	(4,390,863)

Income tax expenses	-	-	-	-

Net loss	$(974,441)	$(1,513,423)	$(3,929,520)	$(4,390,863)

Less: Net loss attributable to non-controlling interests	(81,747)	(61,768)	(225,599)	(189,719)

Net loss attributable to equity holders of the Company	(892,694)	(1,451,655)	(3,703,921)	(4,201,144)

Other comprehensive income/(loss):
Foreign currency translation adjustment	(86,717)	(50,873)	(170,798)	(61,568)
Total comprehensive loss	(979,411)	(1,502,528)	(3,874,719)	(4,262,712)

Less: net comprehensive income attributable to non-controlling interests	7,368	(396)	2,202	293

Net comprehensive loss attributable to equity holders of the Company	(986,779)	(1,502,132)	(3,876,921)	(4,263,005)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.01)	(0.01)	(0.04)	(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	102,742,362	102,006,158	102,704,115	101,973,933

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024 AND 2023

	Common Stock		Additional paid in	Accumulated	Accumulated Other Comprehensive	Shares to be	Non- controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2022	101,853,397	$101,854	$89,125,872	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	100	-	-	-	-	100
Issuance of common stock for Cash	149,621	150	373,905	-	-	(75,000)	-	299,055
Foreign currency translation adjustment	-	-	-	-	(13,723)	-	(4,184)	(17,907)
Net loss	-	-	-	(1,373,327)	-	-	(67,035)	(1,440,362)
Balance as of November 30, 2022	102,003,018	$102,004	$89,499,877	$(8,838,700)	$52,157	$-	$(129,973)	$80,685,365
Issuance of common stock pursuant to share subscription agreement	-	-	-	-	-	144,443	-	144,443
Foreign currency translation adjustment	-	-	-	-	3,717	-	3,495	7,212
Net loss	-	-	-	(1,376,162)	-	-	(60,916)	(1,437,078)
Balance as of February 28, 2023	102,003,018	$102,004	$89,499,877	$(10,214,862)	$55,874	$144,443	$(187,394)	$79,399,942
Issuance of common stock for Cash	57,783	58	144,385	-	-	$480,888	-	625,331
Capital contribution	-	-	(62,885)	-	15,542	-	204,498	157,155
Foreign currency translation adjustment	-	-	-	-	(51,269)	-	396	(50,873)
Net loss	-	-	-	(1,451,655)	-	-	(61,768)	(1,513,423)
Balance as of May 31, 2023	102,060,801	$102,062	$89,581,377	$(11,666,517)	$20,147	$625,331	$(44,268)	$78,618,132

	Common Stock		Additional paid in	Accumulated	Accumulated Other Comprehensive	Shares to be	Non- controlling
	shares	amount	capital	deficit	income	issued	interests	Total

Balance as of August 31, 2023	102,310,933	$102,311	$90,371,141	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for Cash	373,822	374	934,181	-	-	(934,555)	-	-
Issuance of common stock for service	57,607	57	131,440	-	-	(131,497)	-	-
Foreign currency translation adjustment	-	-	-	-	(85,208)	-	(2,793)	(88,001)
Net loss	-	-	-	(1,444,323)	-	-	(79,998)	(1,524,321)
Balance as of November 30, 2023	102,742,362	$102,742	$91,436,762	$(14,967,589)	$(102,244)	$-	$(230,971)	$76,238,700
Foreign currency translation adjustment	-	-	-	-	6,293	-	(2,373)	3,920
Net loss	-	-	-	(1,366,904)	-	-	(63,854)	(1,430,758)
Balance as of February 29, 2023	102,742,362	$102,742	$91,436,762	$(16,334,493)	$(95,951)	$-	$(297,198)	$74,811,862
Capital contribution	-	-	65,598	-	-	-	-	65,598
Foreign currency translation adjustment	-	-	-	-	(94,085)	-	7,368	(86,717)
Net loss	-	-	-	(892,694)	-	-	(81,747)	(974,441)
Balance as of May 31, 2024	102,742,362	$102,742	$91,502,360	$(17,227,187)	$(190,036)	$-	$(371,577)	$73,816,302

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED MAY 31, 2024 AND 2023

	May 31, 2024	May 31, 2023

Cash flows from operating activities
Net loss	$(3,929,520)	(4,390,863)
Adjustments for non-cash income and expenses:
Depreciation	187,729	126,139
Amortization	3,118,041	3,118,041
Property, plant and equipment impairment and abandonments	-	21,387
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivables	(12,647)	11,928
(Increase)/decrease in inventories	(104,992)	25,532
Decrease in deposit, prepayments and advances to suppliers	147,654	205,213
Decrease in operating lease right-of-use assets	61,351	148,286
Increase/(decrease) in accounts payable and accruals	56,584	(74,641)
Decrease in deferred revenue	(48,632)	(69,922)
Decrease in operating lease liabilities	(64,369)	(165,987)
Decrease in other payables	(6,258)	(14,152)
Increase in amounts due to shareholders	524,587	303,123

Net cash used in operations	$(70,472)	$(755,916)

Cash flows from investing activity
Purchase of property, plant and equipment	(102,414)	(29,473)
Cash used in investing activity	$(102,414)	$(29,473)

Cash flows from financing activities
Payments of hire purchase	(5,885)	(6,570)
Payment of offering costs	(449,576)	-
Proceeds from issuance of common stock	-	443,498
Proceeds from shares to be issued	-	625,331
Proceeds from capital contribution	65,598	157,255
Net cash (used in)/generated from financing activities	$(389,863)	$1,219,514

Net (decrease)/increase in cash and cash equivalents	(562,749)	434,125
Effect of exchange rate changes	(170,798)	(61,568)
Cash and cash equivalents at start of period	779,049	152,304
Cash and cash equivalents at end of period	45,502	524,861

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2024, AND 2023

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

On December 20, 2021, several transactions took place (together, the “Allotment Transactions”) whereby the Company issued and allotted in aggregate 98,809,323 ordinary shares of Common Stock to certain parties. On completion of the Allotment Transactions, the total number of issued and outstanding shares of Common Stock of the Company were 101,779,323 (“Then Enlarged Share Capital”):

(A)	On December 20, 2021, Dr. Low and Chan Kok Wei entered into a share exchange agreement with WKL Eco Earth Holdings Pte Ltd (“WKL Eco Earth Holdings”), pursuant to which Dr. Low and Chan Kok Wei agreed to sell all their ordinary shares of WKL Green Energy Sdn Bhd (“WKL Green Energy”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global and Allegro Investment (BVI) Limited (“Allegro Investment”), a company incorporated in the British Virgin Islands (“BVI”) with 50% shareholdings held by Chan Kok Wei and Ong Bee Chen, respectively, of 24,000 shares and 6,000 EvoAir Shares, respectively, or approximately 0.02% and 0.01% of the Then Enlarged Share Capital, respectively.

(B)	On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which Dr. Low, Chan Kok Wei, Ong Bee Chen and WKLEE Sellers agreed to sell all their ordinary shares of WKL Eco Earth Sdn Bhd (“WKL Eco Earth”) to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global, Allegro Investment and WKLEE Sellers of 49,320 EvoAir Shares, 8,280 EvoAir Shares and in aggregate 14,400 shares, respectively, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Then Enlarged Share Capital.

(C)	On December 20, 2021, Tan Soon Hock, Ivan Oh Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which Tan Soon Hock, Ivan Oh Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EvoAir International and its subsidiaries to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 EvoAir Shares, 2,520,000 EvoAir Shares and in aggregate 6,001,794 EvoAir shares, respectively, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Then Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

7 | Page

(D)	On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents and patent applications relating to eco-friendly air-conditioner condenser (external unit), evoairTM and the trademarks and trademark applications described in the deeds of assignment thereunder, and in respect of Dr. Low’s patents and patents applications relating to the portable air-conditioner, e-Cond EVOTM and the trademarks and trademark applications as described in the deeds of assignment thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global, Allegro Investment and certain nominees shall be allotted and issued 63,362,756 EvoAir Shares, 14,297,259 EvoAir Shares and in aggregate 5,487,752 EvoAir Shares, respectively or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Then Enlarged Share Capital in consideration for the IP Assignments.

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

Round 2 Stockholders

The Company entered into a series of offerings for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50, as follows:

●	On February 15, 2022, the Company entered into certain share subscription agreement with Ms. Ang Lee Kim Jane, who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 74,074 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $185,185.

●	On June 3, 2022, the Company entered into certain share subscription agreement with Mr. Wong Hon Wai who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act pursuant to which the Company agreed to issue and sell 5,000 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $12,500.

●	On October 25, 2022, the Company entered into Regulation S share subscription agreements with eight investors, each of whom represented that it was a “non-U.S. Persons” as defined in Securities Act. On the same date, the Company entered into Regulation D share subscription agreements with two investors, each of whom represented that it was an “Accredited Investors” as defined in Regulation D of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 129,621 shares of Common Stock to the Regulation S investors, and (ii) 15,000 shares of Common Stock to the Regulation D investors, respectively, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $361,553.

8 | Page

●	On February 20, 2023, the Company entered into Regulation S share subscription agreements with eleven investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, 57,783 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $144,443.

●	On July 13, 2023, the Company entered into Regulation S share subscription agreements with 31 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, 250,132 shares of Common Stock to the Regulation S Investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $625,330.

●	On September 7, 2023, the Company entered into Regulation S share subscription agreements with 71 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, 365,164 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $912,889.

●	On November 21, 2023, the Company entered into a Regulation S share subscription agreement with Wong Chun Shoong who represented that he was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreement, the Company agreed to issue and sell in aggregate, 8,658 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $21,645.

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)	55%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

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

9 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2024, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of May 31, 2024, and August 31, 2023, the Company had an accumulated deficit of $17,227,187 and $13,523,266 respectively. The Company incurred net loss of $3,929,520 and $ $4,390,863 for the nine months ended May 31, 2024, and 2023, respectively. The cash used in operating activities was $70,472 and $755,916 for the nine months ended May 31, 2024, and 2023, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the development of HVAC business (“HVAC Business”) pursuant to the Transactions (defined in Note 1), the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding in conjunction with the Company’s plan to uplist on Nasdaq Capital Market (“Uplisting”) to finance the operations as well as business expansion.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of May 31, 2024 and August 31, 2023, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the net value of face amount less any allowance for expected credit loss The allowance for expected credit loss is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. An allowance for doubtful accounts is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. The Company reviews the allowance for expected credit loss  on a regular basis, and all past due balances are reviewed individually for collectability. An account receivable is written off after all collection effort has ceased. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

As of May 31, 2024, and August 31, 2023, our accounts receivable amounted to $56,777 and $44,130, respectively, with no allowance for expected credit loss for both periods.

11 | Page

Inventories

Inventories consist primarily of finished goods, raw materials, and work-in-process (“WIP”) from WKL Eco Earth, WKL EcoEarth Indochina, WKL Guanzhe, and EvoAir Manufacturing.

Inventories are recognized at the lower of cost or net realizable value. We determine the costs of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. All other costs, including administrative costs, are expensed as incurred.

Deposit, prepayments, and other receivables

Deposit, prepayments and other receivables are comprised of prepayments paid to vendors to initiate orders and prepaid services fees and are classified as current assets if such amounts are to be recognized within one year from the balance sheet date.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related capitalized assets. Property plant and equipment are depreciated over 5 to 10 years.

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $440,069 was recorded as of August 31, 2023, with $23,332 recognized as revenue for nine months ended May 31, 2024. The Company recognized $391,437 deferred revenue as of May 31, 2024.

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s public offering of securities in conjunction with the Upliting. Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and will be charged against the gross proceeds of the offering.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of May 31, 2024.

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

13 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of May 31, 2024, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

14 | Page

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company’s present or future financial statements.

NOTE 5 INVENTORIES

Inventories consist of the following:

	May 31, 2024	August 31, 2023

Finished goods	$300,917	$329,420
Raw materials and supplies	170,157	138,869
Work in progress	264,396	162,189

Total inventory on hand	$735,470	$630,478

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	May 31, 2024	August 31, 2023

Deposits and Prepayments	$45,914	$20,777
Other receivables (Advances to suppliers)	423,939	596,730

Total	$469,853	$617,507

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	May 31, 2024	August 31, 2023
Plant and machinery	$575,803	$476,219
Office equipment	56,720	55,848
Vehicles	76,391	77,497
Furniture and equipment	21,967	22,285
Renovation	111,687	113,305
	842,568	745,154
Less: Accumulated depreciation	(464,496)	(281,767)
Property, plant and equipment, net	$378,072	$463,387

Depreciation expense for the nine months ended May 31, 2024, was $187,729, and for the nine months ended May 31, 2023, it was $126,139.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of May 31, 2024, and August 31, 2023:

	May 31, 2024	August 31, 2023

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(10,047,022)	(6,928,981)
Intangible assets, net	$73,100,745	$76,218,786

Amortization expenses for intangible assets for the nine months ended May 31, 2024, and 2023, were both $3,118,041.

15 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable, accruals, and other payables consist of the following:

	May 31, 2024	August 31, 2023

Accounts payable	$185,190	$40,939
Accruals	42,282	129,949
Other payables	21,229	27,487
Total	$248,701	$198,375

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% per annum and tenure of 6 months, or mutually agreed between the parties. The Company reported amount due to shareholders of $756,682 and $232,095 as of May 31, 2024 and August 31, 2023, respectively.

NOTE 11 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the nine months period ended May 31, 2023, the Company issued 207,404 shares of Common Stock, at a per share purchase price of $2.50 for gross proceeds of $518,498, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50 (“Offering”).

During the nine months period ended May 31, 2023, the Company received gross proceeds of $625,330 for 250,132 shares to be issued during the nine months period ended May 31, 2024 as part of the Offering.

During the nine months period ended May 31, 2023, the Company received cash proceeds of $157,255 from capital contribution.

During the nine months period ended May 31, 2024, the Company issued 373,822 shares of Common Stock at a per share purchase price of $2.50 for gross proceeds of $934,555, as part of the Offering.

As such, the Company had $0 shares to be issued on May 31, 2024.

During the nine months period ended May 31, 2024, the Company issued in aggregate 52,107 shares of Common Stock to 15 referral agents in consideration for their referral to the Company of certain investors.

During the nine months period ended May 31, 2024, the Company issued, in aggregate, 5,500 shares of Common Stock to two individuals in consideration for marketing services provided to the Company by Artisan Creative Studio, a marketing entity based in Malaysia.

As of May 31, 2024, and August 31, 2023, the Company had 102,742,362 and 102,310,933 shares of its common stock issued and outstanding, respectively.

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Nine Months Ended May 31,
	2024	2023
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	May 31, 2024	August 31, 2023
Net operating loss carry-forward	$17,230,000	$13,520,000
Less: valuation allowance	(17,230,000)	(13,520,000)
Net deferred tax asset	-	-

17 | Page

The Company had net operating loss carry forwards for tax purposes of approximately $17,230,000 at May 31, 2024, and approximately $13,520,000 at August 31, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

When measuring lease liabilities for leases that were classified as operating leases as of May 31, 2024, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

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

The following is a summary of ROU asset and operating lease liabilities:

	May 31, 2024	August 31, 2023
Assets:
ROU asset	$209,670	$271,021

Liabilities:
Current:
Operating lease liabilities	$91,658	$84,879
Non-current
Operating lease liabilities	127,015	198,163
Total lease liabilities	$218,673	$283,042

As of May 31, 2024, the remaining maturities of lease liabilities were as follows:

Operating lease
2025	$91,658
2026	88,327
2027	38,688
2028	-
2029 and thereafter	-
Total	$218,673

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

On April 9, 2024, a notice of withdrawal was filed with the Kuala Lumpur High Court, whereby it was agreed upon both the Reseller and the Company that the Reseller withdraws their claims in the Filing without liberty to file afresh and with no order as to costs, and that the Company withdraws its counterclaim against the Reseller without liberty to file afresh and with no order as to costs

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. The outcome of the above case very much depends on the evidence produced and the weight of the Court places on the evidence. As it stands, WKL has a probability of success in its Counterclaim against the parties. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2024, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements

19 | Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 20, 2021, the Company and Dr. Low entered into the “EvoAir International Share Transfer Agreement, pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International to the Company for the consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions contemplated under Note 1 of the Financial Statements, is engaged in the R&D, manufacturing, trading, sale of HVAC products and related services in Asia.

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

EvoAir International is a company incorporated in the BVI on November 17, 2021. Effective from the December 20, 2021, it wholly owns WKL Eco Earth Holdings, a company incorporated in Singapore on July 12, 2018, which in turn wholly owns (a) WKL Eco Earth, a Malaysian company incorporated on May 17, 2017, and (b) WKL Green Energy a Malaysian company incorporated on October 24, 2017. WKL Eco Earth Holdings acquired (c) EvoAir Manufacturing on April 19, 2021, a Malaysian company incorporated on March 22, 2019, as well as acquiring (d) WKL EcoEarth Indochina, a Cambodia company incorporated on February 4, 2021, (e) WKL Guanzhe Green Technology Guangzhou, a Chinese company incorporated on April 6, 2021. EvoAir Manufacturing wholly owns (f) Evo Air Marketing, a Malaysian company incorporated on February 2, 2021.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2024, as compared to the three and nine months ended May 31, 2023.

Three Months Ended May 31, 2024, versus Three Months Ended May 31, 2023

	Three Months Ended May 31
	2024	2023	Changes	%
Revenue	$89,616	$165,726	$(76,110)	(46)%
Cost of revenue	56,741	124,647	(67,906)	(54)%
Gross profit	32,875	41,079	(8,204)	(20)%
Operating expenses	1,007,694	1,468,153	(460,459)	(31)%
Loss from operation	(974,819)	(1,427,074)	(452,255)	(32)%
Other income/(expense)	378	(86,349)	86,727	100%
Loss from operation before income taxes	$(974,441)	$(1,513,423)	(538,982)	(36)%

The Company generated revenues of $89,616 in the three months ended May 31, 2024, as compared to $165,726 in the three months ended May 31, 2023, a decrease in revenue of $76,110. The decline in revenue mainly due to decrease in sales of eco-friendly air-conditioners.

Being first mover in launching EvoAirTM, first-of-its-kind eco-friendly air-conditioner with granted patent or utility model/patent or utility model pending HECS system proprietary system, the Group faced both opportunities and challenges. In the course of applying for some of the certifications, safety and performance testing, the relevant authorities/ organizations faced the challenges in assigning our products in the appropriate category under conventional air-conditioner regime. There are instances whereby some of these authorities/ organizations do not possess the relevant equipment to conduct testings. It took a lot of education, discussions, deliberations and working with the authorities/ organizations to work out solutions to resolve compliance and testing matters. On the positive note, one of the authorities advised us to apply under a new category, ‘Hybrid Air Conditioner. The duration of the application processes were longer than that of typical certifications and testing for conventional air-conditioners.

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

The cost of revenue was $56,741, or 63% of revenue, for the three months ended May 31, 2024, as compared to $124,647, or 75% of revenue, in the same financial period in 2023. The decline in cost of revenue for the comparative figures is in line with the drop in sales for the eco-friendly air-conditioner products. Cost of revenues includes production costs and purchases of goods.

Gross profit was $32,875, or a gross profit margin of 37% for the three months ended May 31, 2024, as compared to gross profit of $41,079 in the same financial period in 2023, or a gross profit margin of 25%. The increase in gross profit margin for the comparative figures was attributable to decrease in some of the production costs components such as freight charges.

Operating expenses were $1,007,694 for the three months ended May 31, 2024, compared to $1,468,153 in the corresponding period in 2023, a decrease of $460,459. The decrease in operating expenses was not primarily due to the decrease in general and administrative expenses since the IPO-related offering cost was capitalized.

Other income increased significantly mainly due to $82,389 realized foreign exchange gain from amount due to shareholders wires.

The loss from operation before income taxes for the three months ended May 31, 2024, was $974,441, compared to $1,513,423 for the corresponding period in 2023. The continuous net loss is attributable to EVOH and its subsidiaries (“Group” or “EvoAir Group”)’s focused effort in creating the infrastructure and resources to meet its business expansion needs and lack of economies of scale.

21 | Page

Nine Months Ended May 31, 2024, versus Nine Months Ended May 31, 2023

	Nine Months Ended May 31
	2024	2023	Changes	%
Revenue	$222,108	379,323	(157,215)	(41)%
Cost of revenue	244,142	376,445	(132,303)	(35)%
Gross (loss)/profit	(22,034)	2,878	(24,912)	(866)%
Operating expenses	3,998,445	4,321,881	(323,436)	(7)%
Loss from operation	(4,020,479)	(4,319,003)	(298,524)	(7)%
Other income/(expense)	90,959	(71,860)	162,819	227%
Loss from operation before income taxes	$(3,929,520)	(4,390,863)	(461,343)	(11)%

The Company generated revenues of $222,108 in the nine months ended May 31, 2024, as compared to $379,323 in the nine months ended May 31, 2023, a decrease in revenue of $157,215. The decline in revenue mainly due to decrease in sales of eco-friendly air-conditioners,

Being first mover in launching EvoAirTM, first-of-its-kind eco-friendly air-conditioner with granted patent or utility model/patent or utility model pending HECS system proprietary system, the Group faced both opportunities and challenges. In the course of applying for some of the certifications, safety and performance testing, the relevant authorities/ organizations faced the challenges in assigning our products in the appropriate category under conventional air-conditioner regime. There are instances whereby some of these authorities/ organizations do not possess the relevant equipment to conduct testings. It took a lot of education, discussions, deliberations and working with the authorities/ organizations to work out solutions to resolve compliance and testing matters. On the positive note, one of the authorities advised us to apply under a new category, ‘Hybrid Air Conditioner. The duration of the application processes were longer than that of typical certifications and testing for conventional air-conditioners.

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

Cost of revenue was $244,142 or 110% of revenue for the nine months ended May 31, 2024, as compared to $376,445 or 99% of revenue in the same financial period in 2023. The decline in cost of revenue for the comparative figures is in line with the drop in sales for the eco-friendly air conditioner products. Cost of revenues includes production costs and purchases of goods.

Gross loss was $22,034 or negative gross profit margin of 10% for the nine months ended May 31, 2024, as compared to gross profit of $2,878 in the same financial period in 2023 or gross profit margin of 1%. The decrease in gross profit and gross margin is mainly due to the higher cost of revenue from manufacturing and related costs and the lack of economy of scale during the commercialization stage. The Company anticipates an improvement in income and gross profit margin with the improvement of revenue streams from the distributor and dealership model, projects, and private labeling and licensing model.

Operating expenses were $3,998,445 for the nine months ended May 31, 2024, compared to $4,321,881 in the corresponding period in 2023, a decrease of $323,436. The decrease in operating expenses was not primarily due to the decrease in general and administrative expenses since the IPO-related offering cost was capitalized.

Other income increased significantly, mainly due to $82,389 realized foreign exchange gain from the amount due to shareholders’ wires. In the corresponding period in 2023, it was primarily realized foreign exchange loss.

The loss from operation before income taxes for the nine months ended May 31, 2024, was $3,929,520 as compared to $4,390,863 for the corresponding period in 2023. The continuous net loss is attributable to the Group’s focused effort in creating the infrastructure and resources to meet the business expansion needs of the Group as well as the lack of economies of scale.

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31, 2024	August 31, 2023	Changes	%
Current assets	$1,307,602	$2,071,164	$(763,562)	(37)%
Current liabilities	1,495,950	964,642	531,308	55%
Working capital	(188,348)	1,106,522	(1,294,870)	(117)%

22 | Page

As at May 31, 2024, our company’s current liabilities stood at $1,495,950, which included accounts payable and accruals of $227,472, other payables of $21,229, current portion hire purchase creditor $7,472, amount due to shareholders $756,682, current portion operating lease liabilities of $91,658 and the deferred revenue of $391,437.

As at May 31, 2024 our company had a deficit working capital of $188,348 compared with the positive working capital of $1,106,522 as at August 31, 2023. The drop in working capital for the comparative figures was mainly attributable to the decrease in cash proceeds from issuance of common stock or capital contribution, decrease in deposits, prepayments and other receivables, increase in accounts payable and accruals and the increase in amount owing to shareholders.

Cash Flows

Nine Months Ended May 31, 2024, versus Nine Months Ended May 31, 2023

	May 31, 2024	May 31, 2023	Changes	%
Cash flows used in operating activities	$(70,472)	(755,916)	685,444	(91)%
Cash flows used in investing activity	(102,414)	(29,473)	(72,941)	247%
Cash flows (used in) generated from financing activities	(389,863)	1,219,514	(1,609,377)	(132)%
Net changes in cash	(562,749)	434,125	(996,874)	(230)%

The Company’s cash and cash equivalents stood at $45,502 as of May 31, 2024. Cash used in operating activities for the nine months ended May 31, 2024, was $70,472. This resulted primarily from a net loss of $3,929,520, which was offset by depreciation of $187,729, amortization of $3,118,041, decrease in operating lease right-of-use assets of $61,351, decrease in operating leases liabilities of $64,369, increase in inventories of $104,992, decrease in deferred revenue of $48,632, decrease in deposit, prepayment and other receivables of $147,654, increase in accounts receivable of $12,647, increase in accounts payable and accruals of $56,584, increase in amounts due to shareholders of $524,587 and decrease in other payables of $6,258.

Cash used in investing resulted from the purchase of property plant and equipment amounting to $102,414 for the nine months ending May 31, 2024.

Cash used in financing activities resulted from hire purchase payments amounting to $5,885, payments of offering costs amounting to $449,576 and proceeds from capital contribution amounting to $65,598 during the nine months ended May 31, 2024.

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

24 | Page

Going Concern

As of May 31, 2024, and August 31, 2023, the Company had an accumulated deficit of $17,227,187 and $13,523,266 respectively. The Company incurred net loss of $3,929,520 and $ $4,390,863 for the nine months ended May 31, 2024, and 2023, respectively. The cash used in operating activities was $70,472 and $755,916 for the nine months ended May 31, 2024, and 2023, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

With the development of a HVAC Business contemplated under the Transactions, the Management believes that the actions to be taken by the Management to further implement the business plans for the HVAC Business including expansion in product offerings, geographical expansion, generate revenue through expansion of revenue streams and customer base (retail, commercial, industrial, projects as well as private label and licensing clientele), improvement of profitability by achieving economies of scale provide the opportunity for the Company to continue as a going concern. In addition, the Company is also working on raising additional funding in conjunction with the Company’s plan to uplisting on Nasdaq Capital Market to finance the operations as well as business expansion.

The unaudited condensed consolidated financials have been prepared assuming that the Company will continue as a going concern and accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of May 31, 2024.

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2024. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses as at May 31, 2024:

■	Due to our limited resources, we do not have enough accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP which could lead to untimely identification and resolution of accounting matters inherent in our financial transactions in accordance with U.S. GAAP.

■	The Company has insufficient written policies and procedures for accounting and financial reporting, which led to inadequate financial statement closing process.

■	The Company has a lack of segregation of duties, a lack of audit committee or independent governance/oversight.

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

On April 9, 2024, a notice of withdrawal was filed with the Kuala Lumpur High Court, whereby it was agreed upon both the Reseller and the Company that the Reseller withdraws their claims in the Filing without liberty to file afresh and with no order as to costs, and that the Company withdraws its counterclaim against the Reseller without liberty to file afresh and with no order as to costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Management is not aware of any unregistered sales of equity securities and use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2024

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

EvoAir Holdings Inc.

Dated: July 11, 2024	By:	/s/ Low Wai Koon
Low Wai Koon President and Chief Executive Officer

Dated: July 11, 2024	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

29 | Page