Form 10-K
period 2024-08-31
EvoAir Holdings Inc.
filed 2024-11-29
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended AUGUST 31, 2024

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

The registrant had 27,180,631 shares of our Common Stock par value, $0.001 issued and outstanding as of November 27, 2024.

The aggregate market value of the Company’s common stock held by non-affiliates of 14,698,737 shares (or 3,674,684 shares after being retroactively adjusted to give effect to the 1-for-4 reverse split effective on September 11, 2024 (the “Reverse Stock Split”)) computed by reference to the closing bid price of the Company’s, common stock of $5.51 (or $22.04 after being retroactively adjusted to give effect to the Reverse Stock Split), as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $80,990,040.87 (or $80,990,035.36 after being retroactively adjusted to give effect to the Reverse Stock Split) on February 29, 2024.

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

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of common stock, with par value of $0.001 per share (“Common Stock”) of the Company (“EvoAir Shares”) representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global Limited (“WKL Global”) for an aggregate consideration of $100 (“Change of Control Transaction”). Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

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

4 | Page

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

Round 2 Stockholders

The Company entered into a series of offerings for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50, as follows:

●	On February 15, 2022, the Company entered into certain share subscription agreement with Ms. Ang Lee Kim Jane, who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 74,074 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $185,185.

●	On June 3, 2022, the Company entered into certain share subscription agreement with Mr. Wong Hon Wai who is a “non-U.S. Persons” as defined in Regulation S of the Securities Act pursuant to which the Company agreed to issue and sell 5,000 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $12,500.

●	On October 25, 2022, the Company entered into Regulation S share subscription agreements with eight investors, each of whom represented that it was a “non-U.S. Persons” as defined in Securities Act. On the same date, the Company entered into Regulation D share subscription agreements with two investors, each of whom represented that it was an “Accredited Investors” as defined in Regulation D of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 129,621 shares of Common Stock to the Regulation S investors, and (ii) 15,000 shares of Common Stock to the Regulation D investors, respectively, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $361,553.

●	On February 20, 2023, the Company entered into Regulation S share subscription agreements with eleven investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 57,783 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $144,443.

●	On July 13, 2023, the Company entered into Regulation S share subscription agreements with 31 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 250,132 shares of Common Stock to the Regulation S Investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $625,330.

●	On September 7, 2023, the Company entered into Regulation S share subscription agreements with 71 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, 365,164 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $912,889.

●	On November 21, 2023, the Company entered into a Regulation S share subscription agreement with Wong Chun Shoong who represented that he was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreement, the Company agreed to issue and sell in aggregate, 8,658 shares of Common Stock to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $21,645 Reverse S

Reverse Stock Split

On April 12, 2024, the Company’s board of directors (the “Board”) unanimously resolved to effect a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-4. Following such resolution, on September 9, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect the reverse stock split, with an effective time of 9:00AM. Eastern Time on September 11, 2024 (the “Reverse Stock Split”).

Split Adjustment; Treatment of Fractional Shares

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 102,742,362 shares to 25,685,591 shares (subject to rounding up of fractional shares to the nearest whole number).

No fractional shares was issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number

Share Issuance

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% issued and outstanding shares of Common Stock to certain consultant in consideration for their services in relation to proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% issued and outstanding shares of Common Stock to certain consultant in consideration for their consulting services.

5 | Page

Details of the Company’s subsidiaries:

Name	Place and date of incorporation	Principal activities	Ownership
EvoAir International Limited (“EvoAir International”)	British Virgin Islands, November 17, 2021	Investment holding.	100%

Subsidiary of EvoAir International
WKL Eco Earth Holdings Pte. Ltd. (“WKL Eco Earth Holdings”)	Singapore, July 12, 2018	Investment holding and research and development (“R&D”), marketing and sale of eco-friendly heating, ventilation, and air conditioning (“HVAC”) products and related services.	100%

Subsidiaries of WKL Eco Earth Holdings
WKL Eco Earth Sdn. Bhd. (“WKL Eco Earth”)	Malaysia, May 17, 2017	R&D, manufacturing, marketing and sale of eco-friendly HVAC products, and the manufacture and sale of related services as well as food, pharmaceutical products, and orthopaedic goods.	100%

WKL Green Energy Sdn Bhd (“WKL Green Energy”)	Malaysia, October 24, 2017	R&D on biotechnology.	100%

EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”)	Malaysia, March 22, 2019	Holding company, R&D, manufacturing, marketing and sale of eco-friendly HVAC products and related services.	67.5%

WKL EcoEarth Indochina Co. Ltd (“WKL EcoEarth Indochina”)	Cambodia, February 4, 2021	Marketing and sale of eco-friendly HVAC products and related services.	55%

WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”)	People’s Republic of China, April 6, 2021	Manufacturing, marketing and sale of eco-friendly HVAC products and related services	55%*

Subsidiary of EvoAir Manufacturing
Evo Air Marketing (M) Sdn. Bhd. (“Evo Air Marketing”)	Malaysia, February 2, 2021	Marketing and sale of eco-friendly HVAC products and related services	100%

* Shareholding increased to 62.5% on August 14, 2024

6 | Page

Our Future Strategies

We intend to pursue the following strategies to further develop and expand our business:

●	Continued investment in research and development in hybrid air-conditioning products

The Group intends to continue development of its hybrid air-conditioning products to further increase its product offerings, as well as to expand its client base, especially with commercial and industrial clients. The Group plans to expand its distribution into other South East Asia markets, China and Asia markets, which has high potential demand for air-conditioning as their population gross domestic product (“GDP”) increases. Taking advantage of the global awareness and push to reduce harmful factors leading to global warming, the Group continues to market its EvoAirTM brand and e-Cond EvoTM as eco-friendly products aiming to reduce emission of waste heat from the air-conditioner condensing units and at the same time improving energy efficiency. The Group aims to continue innovation through investment into research and development, to further improve on its product lines, reduce its carbon emissions as it strives to become a leader in HVAC green inventions.

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

In 2023, the Group collaborated with a university in Malaysia to study the effect of heat generated by outdoor condensing unit of traditional air-conditioning system towards surrounding environment, by studying the effects of air conditioning system on plant growth in a green-house setting. The study concludes that air produced by EvoAirTM outdoor condensing unit, Coolpressor, is lower in temperature and is more environmental friendly and favourable for the growth of green planted compared to hot air produced by conventional air-conditioner outdoor condensing unit. This positive outcome will surely path a new and sustainable direction in terms of energy savings. The Group looks to continue embracing such promotions and is committed to creating awareness and promoting environmental sustainability. We envision becoming an international player in HVAC sector focusing on environmental, social, governance (“ESG”) efforts and initiatives in the future.

●	Developing and distributing INCZN health supplement

The Group has launched an INCZN health supplement product and is partnering with OEM to manufacture the supplements. INCZN is designed to provide health benefits including improving immune system, protecting against diseases such as mouth, throat and lung cancer, regulate blood pressure and strengthening cardiovascular health, improve stomach digestion and gout repair through the benefit of zinc and copper. The Company intends to build on the further development and distribution of INCZN in order to diversify our product offerings in the future.

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

The unit is an eco-friendly air-conditioning system with patent pending heat emission control system (“HECS”) technology, which regulates the temperature and volume of heat transferred from the air-conditioning system into the environment. This product employs an innovative hydro-refrigeration system (“HRS”) integrating evaporative cooling process with refrigeration cycle, reducing temperature of the output air by approximately 30% while achieving an optimal cooling performance of approximately 25 to 28 degrees Celsius. The patent pending technology in the unit allows it to utilize substantially lower energy than its traditional air-conditioning units. The portable air-conditioning systems also incorporate ionizer technology producing high concentrations of negative ions to purify the surrounding air of mold spores, pollen, pet dander, odors, cigarette smoke, bacteria, viruses, dust and other hazardous airborne particles.

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

Residential Units

We offer a variety options of EvoAirTM hybrid air conditioner range from 1.0 HP to 2.5 HP, where indoor units of wall mounted and ceiling cassette (selected models) options are available for residential users. Our residential EvoAirTM units are all supplied by 220-240V, single phase and 50Hz of power supply, using R32 as refrigerant. While the dimension size for outdoor unit (Coolpressor) is 925mm x 355mm x 685mm, which comes with an LCD remote control to operate it individually. Each coolpressor is equipped with an up & down automatic louver.

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

9 | Page

Manufacturing

The Group produces its Coolpressor under its EvoAirTM brand. Meanwhile, the Group partners with OEMs to produce an air-conditioner indoor unit (blower) to complement its EvoAirTM Coolpressor as well as its eco-friendly portable air-conditioner systems under its e-Cond EVOTM brand. The Group has managed to situate its manufacturing plants in both Malaysia and China through its operating subsidiaries, EvoAir Manufacturing and WKL Guanzhe Green Technology Guangzhou, respectively. The Group operates manufacturing plants and assembly lines in China and Malaysia approximately 60,000 square feet of manufacturing space. By distributing its manufacturing capacity geographically, the Group is able to maintain a flexible supply chain concentrating production of products according to demand from different regions.

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

10 | Page

Distribution

As an exclusive authorized distributor of the INCU ionic nano copper solution, the Group has partnered with various distributors to distribute the technology to other brands and markets, Singapore, Thailand. We entered into a long term original design manufacturer supply agreement with our nano copper solution supplier in September, 2020. There were no purchases from our nano copper supplier for FYE2024 and FYE 2023, respectively, representing approximately Nil% and Nil% of our total purchases, respectively. As is customary in the supply or sales arrangements, the agreements with our supplier are terminable by either party by giving notice. Through these various partnerships, the Group’s air purifier systems and INCU are produced and distributed by various distribution channels, including through several well established marketing companies with their own respective online platforms. The Group market its brand to target customers that are attracted to the Group’s eco-friendly image, the product’s ability to inhibit bacteria and viruses, as well as to provide a clean and safe environment.

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

	Number of Aircon sold per Year (Thousands of units)
	2019	2020	2021	2022	2023
World	115,872	107,447	110,041	117,770	123,932
Residential Aircon	101,952	93,949	95,162	99,899	105,857
Commercial Aircon	13,920	13,499	14,879	17,871	18,075

By Continent
North America	14,226	15,029	16,515	19,026	18,416
Asia (Ex-Japan and China)	19,245	16,196	17,983	20,066	22,464
Europe	7,991	7,604	8,885	9,517	9,650
Latin America	8,254	7,423	6,547	7,016	7,288
Middle East	4,194	3,992	3,684	4,227	4,009
Africa	3,125	2,981	3,489	3,572	3,699
Ocenia	1,319	1,396	1,432	1,464	1,376
	58,354	54,621	58,535	64,888	66,902

By Country (Standalone)
Japan	10,768	10,687	10,201	9,885	9,589
China	46,751	42,142	41,305	42,998	47,440
	57,519	52,829	51,506	52,883	57,029

Total	115,873	107,450	110,041	117,771	123,931

Selected South East Asia
Malaysia	1,001	902	867	889	913
Singapore	135	113	121	129	127
Indonesia	2,365	1,929	2,159	2,374	2,693

Source: Estimates of World Air Conditioner Demand (July 2022 & July 2024) - The Japan Refrigeration and Airconditioning Industry Association (JRAIA)

As derived from the JRAIA report, in 2023, approximately 124 million units of air conditioners were sold globally of which approximately 85% were residential units and approximately 15% were commercial units.

Based on statistics available in the JRAIA report, we calculated both CAGR of residential and commercial air conditioners from 2019 to 2023 increased to approximately 0.94% and 6.75% respectively. China was the largest consumer of air conditioners globally and it accounted for approximately 45% of all air conditioners sales. By continent, North America had the highest CAGR of approximately 6.67% from 2019 to 2023 followed by Europe at approximately 4.83% CAGR.

13 | Page

No.	Major Aircon Brands Globally	Company	Securities Exchange(1)	Principal Activities (2)	Market Capitalisation (USD’bn) (3)	HVAC Revenues (USD’bn) (4)
1	Daikin	Daikin Industries Ltd	Tokyo Stock Exchange	Daikin Industries Ltd manufactures air conditioners and refrigerants. The company provides an array of products and technologies related to air-conditioning, refrigeration systems, oil hydraulics, defense systems, chemicals, and other electronics. The company’s air conditioners are widely used in residential, commercial, and industrial applications. It also offers chemical products such as fluoroplastics, chemical engineering machinery, fluorocarbons, and fine chemical products. The company offers industrial hydraulic equipment and machinery, mobile hydraulic equipment, components for guided missiles and oxygen therapy equipment.	35.56	23.86(5)
2	Midea	Midea Group Co	Shenzhen Stock Exchange	Midea Group Co Ltd is a manufacturer, marketer, and seller of diversified products, including consumer appliances, HVAC (heating, ventilation and air-conditioning) systems, robotics and industrial automation and smart supply chain. The company’s major products include both residential and commercial air-conditioners, laundry appliances, kitchen appliances, refrigerators, smart logistics, components, and various small home appliances. It also provides installation, maintenance, after-sale and professional services.	81.26	22.59
3	Trane	Trane Technologies PLC	New York Stock Exchange	Trane Technologies Plc is a manufacturer of industrial goods. It designs, manufactures, and sells a portfolio of industrial and commercial products. The company’s products enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food, and perishables; and increase industrial productivity and efficiency.	88.51	12.73
4	Carrier	Carrier Global Corp	New York Stock Exchange	Carrier Global Corp is a provider of heating, ventilating, air-conditioning, refrigeration systems, building automation, and fire and security technologies. The company’s products comprise furnaces, air conditioners, heat pumps, ductless systems, refrigeration equipment, boilers, indoor air quality products, compressors, thermostats, and refrigeration equipment. It also offers design, maintenance, and installation services.	72.60	14.81
5	LG	LG Electronics Inc	Korean Exchange	LG Electronics Inc manufactures and distributes consumer electronics and home appliances. The company’s product portfolio comprises televisions, monitors, personal computers, refrigerators, audio and beauty appliances, video equipment, washing machines, dishwashers, air purifiers, dehumidifiers, residential and commercial air conditioners, and vacuum cleaners. It also offers vehicle components, smartphones, information displays, solar panels, substrate and material, motor and sensor components, optic solutions, automotive components and camera modules.	12.76	N/A
6	Panasonic	Panasonic Corp	Tokyo Stock Exchange	Panasonic Holdings Corp develops, produces, sells and services a range of electric and electronic products. Panasonic’s product portfolio includes room air-conditioners, TVs, fixed-phones, digital cameras, video equipment, home audio equipment, rice cookers, lamps, wiring devices, air-conditioning equipment, air purifiers and bicycles. It also offers electronic components, mounting machines, welding equipment, PCs and tablets, projectors, batteries, electric motors, electronic components, electronic materials, semiconductors and LCD panels. It provides consumer, logistics, automotive, aviation, entertainment, manufacturing and housing solutions, among others.	19.39	5.75(5)
7	Mitsubishi Electric	Mitsubishi Electric Corp	Tokyo Stock Exchange	Mitsubishi Electric Corp develops, manufactures, and markets electrical and electronics products. The companys product portfolio comprises of air conditioning systems, home products, factory automation systems, automotive equipment, building systems, energy systems, visual information systems, transportation systems, semiconductors and devices, information and communication systems, space systems and public systems. It also offers maintenance services, it infrastructure services and network services. Mitsubishi Electric serves information processing and communications, space development and satellite communications, consumer electronics, industrial technology, energy, transportation, and building equipment sectors.	32.63	9.38(5)

14 | Page

8	Haier	Haier Smart Home Co Ltd	Shanghai Stock Exchange	Haier Group is involved in the manufacturing, marketing and selling of a wide range of home appliances and consumer electronic products such as refrigerators, air conditioners, washing machines, water heaters, TVs, kitchen electric appliances, digital and home appliances, and computers.	39.77	6.47
9	Lennox	Lennox International Inc	New York Stock Exchange	Lennox International Inc is a climate control solutions provider. The company designs, manufactures and markets a wide range of products for the heating, ventilation, air conditioning and refrigeration (HVACR) markets. Its heating and cooling products comprise a broad range of heat pumps, furnaces, packaged heating and cooling systems, accessories to improve indoor air quality, air conditioners, comfort control products, installation and services of commercial heating and cooling equipment, replacement parts and supplies.	21.45	3.29
10	Johnson Controls	Johnson Controls International PLC	New York Stock Exchange	Johnson Controls International Plcis a technology and multi-industrial company. It engineers, develops, manufactures, and installs building products and systems. The company offers HVAC equipment, fire suppression, distributed energy storage, fire detection, industrial refrigeration, building automation and controls, digital solutions, residential and smart home security, and retail solutions, among others.	NA	NA
11	Samsung	Samsung Electronics Co. Ltd	Korean Exchange	Samsung Electronics Co Ltd is a manufacturer of consumer electronics, information technology and mobile communications, and device solutions. The company’s product portfolio includes televisions, refrigerators, washing machines, air conditioners, medical devices, printers, monitors, computers, network systems, and digital cameras. It also manufactures LCD and LED panels, mobile phones and smartphones, tablets, and related accessories. Samsung provides solutions to retail, hospitality, healthcare institutions, finance, education, transportation, and government sectors.	287.46	NA
12	Whirlpool	Whirlpool Corp	New York Stock Exchange	Whirlpool Corp is a designer, manufacturer, and supplier of home and kitchen appliances. Its product portfolio includes laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers, washing machines, air conditioners, heating and cooling products, water filters, and other portable household appliances.	5.65	NA
13	Sharp	Sharp Corp	Tokyo Stock Exchange	Sharp Corp (Sharp) designs, develops, and markets digital information equipment, health and environmental equipment, energy, and business solutions. The company’s major products include refrigerators, microwave ovens, electric fans, beauty appliances, LED lights, air conditioners, washing machines, televisions, projectors, mobile phones, tablets, calculators, telephones, thin-film solar cells, solar cells, and storage battery. It also provides sensors, office solutions, humidifiers, dehumidifiers, business projectors, information displays, options and consumables, software, and ultrasonic cleaners. The company serves to original equipment manufacturers, electronics industries, solar industries, and household customers.	4.26	NA

(1) Source: https://finance.yahoo.com/

(2) Source: https://www.globaldata.com/

(3) Source: Bloomberg (as at 22 Oct 2024)

(4) Source: Bloomberg, Valuer’s estimates, Financial year ended 31 December 2023

(5) Financial year ended 31 March 2024

15 | Page

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. As of November 27, 2024, our trademark portfolio includes granted patent or utility model/ patent or utility model pending in various countries and stages. We also consider our manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Risk Factors.”

Trademarks
Mark	Country	Application No.	Filing Date	Status
	Malaysia	TM2021004997	24.02.2021	Registered
QCOV	Malaysia	TM2021004999	24.02.2021	Registered
	Malaysia	TM2021025558	14.09.2021	Registered
	Malaysia	TM2021018495	07.07.2021	Registered
	Malaysia	TM2021012892	04.05.2021	Registered
EvoAir	Malaysia	TM2021002685	29.01.2021	Registered
We Cha	Malaysia	TM2020000453	09.01.2020	Registered
回球	Malaysia	TM2020000455	09.01.2020	Registered
回球	China	43752514	13.01.2020	Registered
	Malaysia	2017076420	27.12.2017	Pending Publication

16 | Page

Grated Patents or Utility Models and Pending Patents or Utility Models
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date
Condensing Unit (E-coil)	Malaysia	Granted	UI2019003217	04.06.2019	-	04.12.2020
Condensing Unit (E-coil)	PCT	Completed	PCT/MY2020/050038	30.06.2020	WO/2020/246871	10.12.2020
Condensing Unit (E-coil)	Thailand	Granted	2103003569	03.12.2021	20596	23.12.2022
Condensing Unit (E-coil)	Philippines	Pending Certificate	22021550009	02.12.2021	N/A	11.03.2022
Condensing Unit (E-coil)	Vietnam	Pending Certificate	2-2021-00562	17.12.2021	N/A	N/A
Condensing Unit (E-pad)	PCT	Completed	PCT/MY2020/050070	18.08.2020	WO/2021/034185	25.02.2021
Condensing Unit (E-pad)	Thailand	Granted	2203000456	21.02.2022	-	-
Condensing Unit (E-pad)	Vietnam	Pending	2-2022-00092	08.03.2022	5467 A	25/05/2022
Condensing Unit (E-ball 1)	Malaysia	Granted	PI2019007957	31.12.2019	MY-201420-A	21.02.2024
Condensing Unit (E-ball 1)	PCT	Completed	PCT/MY2020/050207	29.12.2020	WO/2021/137695	08/07/2021
Condensing Unit (E-ball 1)	Thailand	Granted	2203001623	29.06.2022	22097	14.07.2023
Condensing Unit (E-ball 1)	Vietnam	Granted	2-2022-00320	22.07.2022	5633 A	26.09.2022
Condensing Unit (E-ball 1)	China	Granted	202090001025.2	30.06.2022	CN 218846310 U	11.04.2023
Condensing Unit (E-ball 1)	Japan	Granted	2022-600153	29.06.2022	N/A	N/A
Condensing Unit (E-ball 2)	Malaysia	Pending	PI2020006990	23.12.2020	N/A	23.06.2022
Condensing Unit (E-ball 2)	PCT	Completed	PCT/MY2021/050119	14.12.2021	WO/2022/139572	30.06.2022
Condensing Unit (E-ball 2)	Taiwan	Granted	110148426	23.12.2021	-	-
Condensing Unit (E-ball 2)	China	Granted	202190000952.7	21.06.2023	202190000952.7	26.12.2023
Condensing Unit (E-ball 2)	Thailand	Granted	2303001671	21.06.2023	24046	04.07.2024
Condensing Unit (E-ball 2)	Philippines	Pending	22023550013	20.06.2023	-	-
Condensing Unit (E-ball 2)	Japan	Granted	2023-600140	22.06.2023	3244796	21.11.2023
Condensing Unit (E-ball 2)	UAE	Pending	P6001550/2023	19.06.2023	-	-
Condensing Unit (E-ball 2)	Saudi Arabia	Pending	523441275	18.06.2023	-	-
Condensing Unit (E-ball 2)	Cambodia	Pending	KH/UM/2023/00003	19.06.2023	-	-
Condensing Unit (E-ball 2)	Singapore	Pending	11202304828V	21.06.2023	-	-
Condensing Unit (E-ball 2)	USA	Pending	18/258,525	20.06.2023	-	-
Condensing Unit (E-ball 2)	Australia	Pending	2021409614	15.07.2023	-	-
Condensing Unit (E-ball 2)	Republic of Korea	Pending	10-2023-7024626	18.07.2023	-	-
Condensing Unit (E-ball 2)	Indonesia	Pending	P00202306541	20.07.2023	-	-
Condensing Unit (E-ball 2)	Vietnam	Pending	2-2023-00377	17.07.2023	-	-
Condensing Unit (E-ball 2)	UK	Granted	2310921.8	17.07.2023	GB2617967	25.10.2023
Condensing Unit (E-ball 2)	India	Pending	202347048973	20.07.2023	-	-
Portable Air Cooler	Malaysia	Pending	PI 2017704572	28.11.2017	N/A	28.05.2019
Portable Air Cooler	PCT	Completed	PCT/MY2018/050076	15.11.2018	WO/2019/108053	06.06.2019
Portable Air Cooler	Thailand	Pending	2001002798	15.11.2018	2001002798A	09.01.2023
System Heating and Cooling Air	Malaysia	Granted	UI2020003656	15.07.2020	MY-204298-A	15.01.2022
A new type of air conditioner outdoor unit	China	Granted	2022200638879	07.01.2022	CN216667840U	03.06.2022
Water pump bracket and air conditioner with the water pump bracket	China	Granted	2022200416765	07.01.2022	CN216665887U	03.06.2022
A water curtain structure	China	Granted	2022200417471	07.01.2022	CN216667874U	03.06.2022
A fan air guide frame assembly	China	Granted	2022200452850	07.01.2022	CN216667843U	2022.06.03
An air conditioner	China	Granted	2021233235910	25.12.2021	CN216620015U	27.05.2022
A water distributor damping groove and an air conditioner having the water distributor damping groove	China	Granted	2021233235696	25.12.2021	CN216620215U	27.05.2022
Wind board device	China	Granted	2021233216873	25.12.2021	CN216620075U	27.05.2022
A water tank structure	China	Granted	2021233215851	25.12.2021	CN216620214U	27.05.2022
Air conditioner outdoor unit	China	Granted	2021308587838	25.12.2021	CN307226419S	01.04.2022

17 | Page

Employees

As of November 27, 2024, the Group has approximately 24 employees, 22 of whom are full-time employees and 2 of whom are part-time located in Malaysia, Singapore and China.

Function	Number of Full-Time Employees	Office
Senior Management	4	Malaysia, Singapore, China
Finance and Accounting	4	Malaysia, China
Sales & Marketing	7	Malaysia
Human Resources & Administrative	2	Malaysia
Production & Operation	5	Malaysia, China
Research & Development	1	Malaysia
Corporate Affairs & Investor Relationship	1	Malaysia

Principal Executive Offices

Our principal executive office is located at 31-A2, Jalan 5/32A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

ITEM 1A.	RISK FACTORS

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

18 | Page

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

Currently, we sell our products, under our various product line brands, to domestic customers in Malaysia and to overseas customers. However, while the management does not consider the likelihood to be high, if our competitors initiate a lawsuit against us for infringing their trademarks, we may be forced to adopt a new brand name for our products. As a result, we may incur additional marketing costs to raise awareness of such new brand name. We may also be ordered to pay a significant amount of damages, and our business, results of operations and financial condition could be materially and adversely affected. We operate in a competitive environment and our profitability and competitive position depend on our ability to accurately estimate the costs and timing of providing our products and services.

Climate change and regulations associated with climate change could adversely affect our business.

The effects of climate change, including extreme weather conditions, create financial risks to our business. The effects of climate change could disrupt our operations by impacting the availability and cost of materials and by increasing insurance and other operating costs. The effects of climate change also may impact our decisions to construct new facilities or maintain existing facilities in the areas most prone to physical risks, which could similarly increase our operating and material costs. We could also face indirect financial risks passing through the supply chain that could result in higher prices for our products and the resources needed to produce them.

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

19 | Page

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

20 | Page

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

21 | Page

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

At times we are involved in disputes with private parties over environmental issues, including litigation over the allocation of cleanup costs, alleged personal injuries and property damage. Existing and future asbestos-related claims could adversely affect our financial condition, results of operations and cash flow. Personal injury lawsuits may involve individual and purported class actions alleging that contaminants originating from our current or former products or operating facilities caused or contributed to medical conditions. Property damage lawsuits may involve claims relating to environmental damage or diminution of real estate values. Even in litigation where we believe our liability is remote, there is a risk that a negative finding or decision could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition, in particular with respect to environmental claims in regions where we have, or previously had, significant operations or where certain of our products have been manufactured and used.

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

22 | Page

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

Recent updates confirm Malaysia’s resilience, with the World Bank revising its 2024 GDP growth forecast to 4.9%, up from 4.3%. This growth is driven by strong domestic demand, trade recovery, and policy initiatives like the National Energy Transition Roadmap (NETR) and New Industrial Master Plan 2030 (NIMP 2030). Malaysia’s GDP growth reached 5.1% in the first half of 2024, a marked improvement from 4.1% in first half of 2023. This growth has put Malaysia on track to achieve a full-year growth rate in the range of 4.8% to 5.3%, surpassing earlier projections of 4% to 5%. The economy exceeded expectations with first-half growth of 5.1% in 2024, reflecting robust private spending and export recovery.

(source: https://documents.worldbank.org/en/publication/documents-reports/documentdetail/099100924041013169/p506961179149705518d2e155d032837a3f#:~:text=In%202024%2C%20the%20economy%20is,previous%20forecast%20in%20April... )

(source: https://www.mof.gov.my/portal/en/news/press-release/economic-growth-trumps-expectations-for-two-straight-quarters-in-2024?highlight=WzIwMjVd )

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

23 | Page

Many of the economies in Asia, including Singapore, are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability in the future.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credit, interest rate increases, limitations on loans, or restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products we source or if wages rise at a rate that is insufficient to compensate for the rise in these costs, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Singapore’s core inflation declined to 2.1% on a year-on-year (y-o-y) basis in October 2024, compared to 2.8% in September 2024. This was due to a moderation in services, electricity & gas, and retail & other goods inflation. CPI (consumer price index)—All Items inflation eased to 1.4% year-over-year in October 2024, from 2.0% in September 2024.

(source: https://www.mas.gov.sg/-/media/mas-media-library/news/consumer-price-developments/2024/inflation202410.pdf

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

24 | Page

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

25 | Page

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

26 | Page

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

ITEM 4.	MINE SAFETY DISCLOSURES

No report required.

27 | Page

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The registrant had 27,180,631 shares of our Common Stock par value, $0.001 issued and outstanding as of November 27, 2024. There were 312 record holders of our common stock.

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

Existing working capital, proceeds from issuance of securities, further advances, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through internally generated funds, advances and proceeds from issuance of securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) research and development; (ii) expansion of product offerings; (iii) geographical expansion; and (iv) marketing expenses. We intend to finance these expenses with further issuances of securities and advances. Thereafter, we expect we will need to raise additional capital and generate revenue to meet long-term operating requirements. Additional issuances of equity will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Results of Operations

The following table sets forth certain selected statement of operations data for the financial year indicated in U.S. Dollars. In addition, we note that the year-to-year comparison may not be indicative of future performance.

The following summary of our operations should be read in conjunction with our audited financial statements for the financial years ended August 31 (“FYE”), 2024, and 2023, which are included herein.

	Year Ended August 31,
	2024	2023	Changes	%
Revenue	$314,719	$388,038	$(73,319)	(19)%
Cost of revenue	323,038	424,189	(101,151)	(24)%
Gross loss	(8,319)	(36,151)	27,832	77%
Operating expenses	26,311,487	6,097,019	20,214,468	332%
Loss from operations	(26,319,806)	(6,133,170)	(20,186,636)	(329)%
Other income/(expense)	4,410	(184,203)	188,613	102%
Net Loss	(26,315,396)	(6,317,373)	(19,998,023)	(317)%

Revenue

The Group recorded a revenue of $314,719 for FYE 2024, representing a decrease of approximately $73,319, or 19%, compared to FYE 2023 revenue of $388,038. This decline was primarily driven by a reduction in sales of our eco-friendly air-conditioning units, particularly our flagship product, EvoAir™, which is a pioneering hybrid air-conditioner designed with a proprietary HECS system.

As the first mover in the eco-friendly air-conditioning market, the Group encountered both significant opportunities and challenges during the year. The EvoAir™ air-conditioner, which is either granted a patent or utility model pending, presented unique challenges related to its certifications and testings. Specifically, while working with relevant authorities and organizations to apply for the necessary safety and performance certifications and approvals, the Group encountered difficulties in having our product appropriately categorized within the existing frameworks for conventional air conditioners. In certain cases, the authorities lacked the equipment or resources to conduct the required tests.

Despite these challenges, the Group actively engaged in educating and collaborating with these organizations to resolve compliance and testing issues. A positive outcome of this effort was the recommendation from one of the authorities to apply under a newly established category: ‘Hybrid Air Conditioners.’ However, this process, due to its novelty, was more time-consuming than the typical certification processes for traditional air-conditioning systems.

In addition to certification challenges, the adoption of EvoAir™ by corporate clients also experienced delays. While the Group received significant interest from several corporate clients who were impressed with the product’s potential for energy savings and performance, many of them undertook additional studies to evaluate the long-term benefits of EvoAir™. This independent research and assessment by potential customers resulted in extended decision-making timelines.

Despite these hurdles, the Group remains optimistic about the long-term potential of EvoAir™. We are steadily building momentum and expanding the product’s reach across various markets, including residential, commercial, and industrial sectors. This is being achieved through the development of strategic distribution channels, project collaborations, and private labelling and licensing models. The Group remains committed to strengthening the traction of EvoAir™ and driving its adoption across diverse market segments, positioning ourselves for future growth in the emerging eco-friendly air-conditioning space.

We remain confident in the long-term prospects of EvoAir™ and are focused on continuing to innovate and address challenges, with a view to establishing the product as a leading solution in the sustainable cooling market.

28 | Page

Cost of revenue

The Company recorded a cost of revenue of $323,038 for FYE 2024, which represents 103% of total revenue, compared to $424,189, or 109% of revenue, in FYE 2023. The decrease in cost of revenue is consistent with the decline in sales of our eco-friendly air conditioning products and reflects improvements in our overall cost structure.

The cost of revenue encompasses production costs and the purchase of goods. The reduction in cost of revenue as a percentage of sales reflects both the lower volume of sales and the Company’s ongoing efforts to optimize production efficiencies and manage costs. These efforts include streamlining procurement processes and enhancing cost management, which have contributed to the improvement in our overall cost of revenue despite the sales decline.

Looking ahead, the Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operations and expand its product offerings.

Gross (loss)

The Company reported a gross loss of $8,319 for FYE 2024, representing 3% of revenue. This reflects a significant improvement compared to the gross loss of $36,151 in the FYE 2023, which constituted 9% of revenue.

The improvement in gross loss margin from FYE 2023 to FYE 2024 was primarily driven by a strategic reduction in the overall cost of revenue. These efforts included more efficient cost management, supplier renegotiations, and optimized production processes. This progress underscores the Company’s commitment to enhancing operational efficiency and moving toward sustained profitability.

Management will continue to focus on cost control measures and revenue growth initiatives to build on this positive momentum in the upcoming financial periods.

Operating expenses

Operating expenses for FYE 2024 amounted to $26,311,487, reflecting a 332% increase compared to $6,097,019 recorded in FYE 2023. This increase of $20,214,468 was primarily attributable to an increase in technology-related intangible asset impairment and net off with the decrease in general administrative expenses since the IPO related offering cost has been capitalized.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income/ (expenses)

Other income for FYE 2024 was not material. By comparison, in FYE 2023, other income primarily comprised realized foreign exchange losses.

The minimal impact of other income in FYE 2024 reflects a limited exposure to foreign exchange fluctuations. Management remains committed to monitoring external factors that may affect foreign exchange losses and will take proactive measures to mitigate any potential risks in the future.

Net loss

The Company reported a loss from operations before income taxes of $26,315,369 for FYE 2024, compared to $6,317,373 for FYE 2023.

Apart from the technology-related intangible asset impairment, the continued net loss is primarily attributable to the Company’s strategic investments in building the necessary infrastructure and resources to support its business expansion objectives. Additionally, the lack of economies of scale during this growth phase has impacted the bottom line.

Management remains confident that these investments will position the Company for long-term growth and profitability as it scales operations and capitalizes on emerging opportunities. Strategies to enhance operational efficiencies and achieve economies of scale are key priorities moving forward.

Liquidity and Capital Resources

Working capital

	Year Ended
	August 31,
	2024	2023	Changes	%
Current assets	$790,752	$2,071,164	$(1,280,412)	(62)%
Current liabilities	1,684,638	964,642	719,996	75%
Working capital	(893,886)	1,106,522	(2,000,408)	(181)%

As of August 31, 2024, our company’s current liabilities stood at $1,684,638, which included accounts payable and accruals of $267,900, other payables of $95,831, deferred revenue $10,012, current portion hire purchase creditor $8,758, amount due to shareholders $1,202,692, and current portion operating lease liabilities of $99.445. The increase in current liabilities was mainly attributable to amount due to shareholders.

29 | Page

As of August 31, 2024, the Company had a deficit working capital of $893,886 compared with the positive working capital of $1,106,522 as of August 31, 2023. The drop in working capital for the comparative figures was mainly attributable to the decrease in cash proceeds from issuance of common stock or capital contribution, decrease in deposits, prepayments and other receivables, increase in accounts payable and accruals and the increase in amount owing to shareholders.

The decline in working capital underscores the Company’s strategic use of resources to support ongoing operations and investments during a critical growth phase. Management is actively monitoring the Company’s liquidity position and evaluating strategies to enhance working capital and ensure sustainable financial stability.

Cash flows

	Year Ended
	August 31,
	2024	2023	Changes	%
Cash flows generated from / (used in) operating activities	$30,822	$(1,674,395)	$1,705,217	102%
Cash flows used in investing activities	(146,269)	(14,189)	(132,080)	(931)%
Cash flows (used in) / generated from financing activities	(456,253)	2,392,710	(2,848,963)	(119)%
Net changes in cash	(571,700)	704,126	(1,275,826)	(181)%

The Company generated net cash from operating activities of $30,822 for FYE 2024, compared to a net cash outflow of $1,674,395 in FYE 2023.

The improvement in cash flow from operating activities mainly attributable to a reduction of $170,431 in inventory levels, significant decreases in deposits, prepayments, and advances to suppliers, contributing $502,701 to cash flow and increased support from shareholders, with amounts due to shareholders rising by $970,597.

These improvements were partially offset by reductions in deferred revenue and increased accounts payable and accruals. As of August 31, 2024, the Company’s cash and cash equivalents stood at $152,985. The improved operating cash flow reflects the Company’s ongoing efforts to optimize cost efficiency positioning it for sustainable growth.

During the FYE 2024, cash used in investing activities amounted to $146,269. This was primarily attributable to capital expenditures for the purchase of property, plant and equipment, reflecting the company’s continued investments in operational infrastructure to support its long-term growth stategy.

Cash used in financing activities for FYE 2024 totaled $456,253, consisting of $6,677 for hire purchase payments and $449,576 related to the payment of offering cots.

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

30 | Page

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

Estimates and Assumptions

In preparing our consolidated financial statements, we use estimates and assumptions that affect the reported amounts and disclosures. Our estimates are often based on complex judgments, probabilities, and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. We are also subject to other risks and uncertainties that may cause actual results to differ from estimated amounts. Significant estimates in FYE 2024 and 2023 include the assumptions used to value tax liabilities, derivative financial instruments, estimates of the allowance for deferred tax assets, accounts receivable allowance, impairment of long-lived assets and inventory write-offs.

Going Concern

The Company’s financial statements as of August 31, 2024, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of August 31, 2024, and 2023, the Company had an accumulated deficit of $39,401,857 and $13,523,266 respectively. The Company incurred net loss of $26,315,396 and $6,317,373 for the years ended August 31, 2024, and 2023, respectively. The cash generated from operating activities was $30,822 for the year ended August 31, 2024, the cash used in operating activities was $1,674,395 for the year ended August 31, 2023. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

To address these challenges and ensure the Company’s long-term viability, Management has developed a strategic plan focused on the continued development and expansion of its HVAC business. Key initiatives include:

●	Expansion of Product Offerings: Broadening the range of HVAC products to meet diverse market needs.
●	Geographical Expansion: Penetrating new markets to drive revenue growth.
●	Revenue Diversification: Expanding customer segments across retail, commercial, industrial, and project-based clients, as well as private label and licensing opportunities.
●	Improved Profitability: Achieving economies of scale through operational efficiencies and growth.

Additionally, the Company is actively pursuing plans to raise additional funding to support operations and business expansion. This includes preparations to uplist on the Nasdaq Capital Market, which is expected to enhance access to capital and further strengthen the Company’s financial position.

The consolidated financial have been prepared assuming that the Company will continue as a going concern and accordingly financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Material Commitments

We have no material commitments as of August 31, 2024.

31 | Page

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements – Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies for discal years beginning after December 15, 2022. We adopted ASU 2016-13 on September 1, 2023, and it did not have a material impact on out consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements – Unadopted

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.

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

32 | Page

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EvoAir Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EvoAir Holdings Inc. (the “Company”) as of August 31, 2024 and 2023, the related statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years ended August 31, 2024 and 2023, and the related notes to the financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended August 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company had an accumulated deficit of $39,401,857. The Company incurred net loss of $26,315,396 for the year ended August 31, 2024. The cash generated from operating activities was $30,822 for the year ended August 31, 2024. The Company has accumulated losses since inception which raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore

November 29, 2024

(PCAOB ID No. 3487)

33 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF AUGUST 31, 2024 AND 2023

	August 31, 2024	August 31, 2023
ASSETS
Current assets
Cash and cash equivalents	152,985	$779,049
Accounts receivable	62,914	44,130
Inventories	460,047	630,478
Deposit, prepayments and other receivables	114,806	617,507
Total current assets	790,752	2,071,164

Non-current assets
Property, plant and equipment, net	357,778	463,387
Operating lease right-of-use assets	199,647	271,021
Deferred offering cost	449,576	-
Technology-related intangible assets, net	51,481,358	76,218,786
Total non-current assets	52,488,359	76,953,194

TOTAL ASSETS	$53,279,111	$79,024,358

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$267,900	$170,888
Other payables	95,831	27,487
Deferred revenue	10,012	440,069
Hire purchase creditor	8,758	9,224
Amounts due to shareholders	1,202,692	232,095
Operating lease liabilities	99,445	84,879
Total current liabilities	1,684,638	964,642

Non-current liabilities
Hire purchase creditor	4,320	10,531
Operating lease liabilities	108,891	198,163
Total non-current liabilities	113,211	208,694

TOTAL LIABILITIES	1,797,849	1,173,336

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 25,685,591 and 25,577,734 shares issued and outstanding as at August 31, 2024 and August 31, 2023*	25,686	25,578
Additional paid in capital	91,513,818	90,447,874
Shares to be issued	-	1,066,052
Accumulated other comprehensive loss	(48,827)	(17,036)
Accumulated deficit	(39,401,857)	(13,523,266)
Non-controlling interest	(607,558)	(148,180)
Total shareholders’ equity	51,481,262	77,851,022

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,279,111	$79,024,358

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

34 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023

	August 31, 2024	August 31, 2023

Revenue	$314,719	388,038
Cost of revenue	323,038	424,189
Gross loss	(8,319)	(36,151)

Operating expenses:
Selling and marketing expenses	61,211	33,531
General and administrative expenses	26,250,276	6,063,488
Total operating expenses	26,311,487	6,097,019

Loss from operation	(26,319,806)	(6,133,170)

Other income/(expense)
Interest income/(expense)	142	(11)
Other income/(expense)	4,268	(184,192)
Total other income/(expense)	4,410	(184,203)

Loss from operation before income taxes	(26,315,396)	(6,317,373)

Income tax expenses	-	-

Net loss	$(26,315,396)	$(6,317,373)

Less: Net loss attributable to non-controlling interests	(436,805)	(259,480)

Net loss attributable to equity holders of the Company	(25,878,591)	(6,057,893)

Other comprehensive loss:
Foreign currency translation adjustment	(54,364)	(77,381)
Total comprehensive loss	(25,932,955)	(6,135,274)

Less: net comprehensive loss attributable to non-controlling interests	(22,573)	(5,535)

Net comprehensive loss attributable to equity holders of the Company	(25,910,382)	(6,129,739)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted*	(1.01)	(0.24)

Weighted average number of common shares outstanding:
Basic and diluted	25,678,138	25,505,879

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

35 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to	Non-controlling
	Shares*	amount	capital	deficit	income	be issued	interests	Total

Balance as of August 31, 2022	25,463,349	$25,464	$89,202,262	$(7,465,373)	$65,880	$75,000	$(58,754)	$81,844,479
Capital contribution	-	-	101,998	-		-	164,519	266,517
Issuance of common stock for Cash	114,385	114	1,143,614	-	-	991,052	-	2,134,780
Foreign currency translation adjustment	-	-	-	-	(82,916)	-	5,535	(77,381)
Net loss	-	-	-	(6,057,893)	-	-	(259,480)	(6,317,373)
Balance as of August 31, 2023	25,577,734	$25,578	$90,447,874	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for Cash	93,455	94	934,504	-	-	(934,598)	-	-
Issuance of common stock for service	14,402	14	131,440	-	-	(131,454)	-	-
Foreign currency translation adjustment	-	-	-	-	(31,791)	-	(22,573)	(54,364)
Net loss	-	-	-	(25,878,591)	-	-	(436,805)	(26,315,396)
Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$-	$(607,558)	$51,481,262

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

36 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023

	August 31, 2024	August 31, 2023

Cash flows from operating activities
Net loss	$(26,315,396)	(6,317,373)
Adjustments for non-cash income and expenses:
Depreciation of property, plant and equipment	251,878	132,170
Amortization of technology-related intangible assets	4,157,388	4,157,389
Technology-related intangible asset impairment	20,580,040	-
Property, plant and equipment impairment and abandonments	-	21,387
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivables	(18,784)	41,830
Decrease/(increase) in inventories	170,431	(11,482)
Decrease in deposit, prepayments and advances to suppliers	502,701	214,159
Decrease in operating lease right-of-use assets	71,374	170,999
Increase/(decrease) in accounts payable and accruals	97,012	(45,942)
Decrease in deferred revenue	(430,057)	(73,003)
Decrease in operating lease liabilities	(74,706)	(189,830)
Increase/(decrease) in other payables	68,344	(4,493)
Increase in amounts due to shareholders	970,597	229,794

Net cash generated from /(used in) operations	$30,822	$(1,674,395)

Cash flows from investing activity
Purchase of property, plant and equipment	(146,269)	(14,189)
Cash used in investing activity	$(146,269)	$(14,189)

Cash flows from financing activities
Payments of hire purchase	(6,677)	(8,587)
Payment of offering costs	(449,576)	-
Proceeds from issuance of common stock	-	1,143,728
Proceeds from shares to be issued	-	991,052
Proceeds from capital contribution	-	266,517
Net cash (used in)/generated from financing activities	$(456,253)	$2,392,710

Net (decrease)/increase in cash and cash equivalents	(571,700)	704,126
Effect of exchange rate changes	(54,364)	(77,381)
Cash and cash equivalents at start of year	779,049	152,304
Cash and cash equivalents at end of year	152,985	779,049

The accompanying footnotes are an integral part of these consolidated financial statements.

37 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2024, AND 2023

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

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of common stock, with par value of $0.001 per share (“Common Stock”) of the Company (“EvoAir Shares”) representing approximately 67.34% of the Company’s then issued and outstanding shares, sold his entire shareholding of the Company to WKL Global Limited (“WKL Global”) for an aggregate consideration of $100 (“Change of Control Transaction”). Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares, or approximately 67.34% of the then issued and outstanding ordinary shares of the Company, which resulted in a change of control of the Company.

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

38 | Page

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

39 | Page

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

40 | Page

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

Reverse Stock Split

On April 12, 2024, the Company’s board of directors (the “Board”) unanimously resolved to effect a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-4. Following such resolution, on September 9, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect the reverse stock split, with an effective time of 9:00AM. Eastern Time on September 11, 2024 (the “Reverse Stock Split”).

Split Adjustment; Treatment of Fractional Shares

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 102,742,362 shares to 25,685,591 shares (subject to rounding up of fractional shares to the nearest whole number).

No fractional shares was issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number

Share Issuance

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% to certain consultant in consideration for their services in relation to proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% to certain consultant in consideration for their consulting services.

41 | Page

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)	55%*
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

*	Shareholding increased to 62.5% on August 14, 2024

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2024, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

42 | Page

As of August 31, 2024, and 2023, the Company had an accumulated deficit of $39,401,857 and $13,523,266 respectively. The Company incurred net loss of $26,315,396 and $ $6,317,373 for the years ended August 31, 2024, and 2023, respectively. The cash generated from operating activities was $30,822 for the year ended August 31, 2024, and the cash used in operating activities was $1,674,395 for the year ended August 31, 2023. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

To address these challenges and ensure the Company’s long-term viability, Management has developed a strategic plan focused on the continued development and expansion of its HVAC business. Key initiatives include:

●	Expansion of Product Offerings: Broadening the range of HVAC products to meet diverse market needs.
●	Geographical Expansion: Penetrating new markets to drive revenue growth.
●	Revenue Diversification: Expanding customer segments across retail, commercial, industrial, and project-based clients, as well as private label and licensing opportunities.
●	Improved Profitability: Achieving economies of scale through operational efficiencies and growth.

Additionally, the Company is actively pursuing plans to raise additional funding to support operations and business expansion. This includes preparations to uplist on the Nasdaq Capital Market, which is expected to enhance access to capital and further strengthen the Company’s financial position.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation:

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

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

43 | Page

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for credit losses and product returns, provisions for obsolete inventory, valuation of long-lived assets and Rights of Use (“ROU”) assets (including lease liabilities), and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2024, and 2023, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

44 | Page

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States Dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurs. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ equity in the statement of stockholders’ equity.

Credit Losses

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, specifically Financial Instruments – Credit Losses (Topic 326), denoted as ASC 326. This regulatory framework supersedes the incurred loss methodology with the Current Expected Credit Loss (CECL) methodology. CECL necessitates the derivation of credit loss estimates for the remaining projected life of financial assets, encompassing historical data, prevailing conditions, and substantiated forecasts. Broadly applicable to financial assets assessed at amortized cost, including trade receivables, loan receivables, and held-to-maturity debt securities, CECL also extends its purview to certain off-balance sheet credit exposures, such as unfunded commitments to extend credit. In adherence to this methodology, financial assets measured at amortized cost are to be presented on financial statements at the net amount anticipated to be collected, incorporating an allowance for credit losses as a means of accounting for the estimated credit losses. The Company adopted ASU 2016-13 on September 1, 2023, using the modified retrospective method. See below allowance for credit losses for more information.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net value of the face amount less any allowance for expected credit loss. The allowance for expected credit loss is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. An allowance for credit losses is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. The Company reviews the allowance for expected credit loss on a regular basis, and all past due balances are reviewed individually for collectability. An account receivable is written off after all collection effort has ceased. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

45 | Page

As of August 31, 2024, and 2023, our accounts receivable amounted to $62,914 and $44,130, respectively, with no allowance for expected credit loss for both years.

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

46 | Page

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If identifiable intangibles are impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value.

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $440,069 was recorded as of August 31, 2023, with $135,557 recognized as revenue for year ended August 31, 2024. The Company recognized $10,012 deferred revenue as of August 31, 2024.

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s public offering of securities in conjunction with the Uplifting. Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and will be charged against the gross proceeds of the offering.

47 | Page

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of August 31, 2024.

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

48 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of August 31, 2024, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides guidance for recognizing credit losses on financial instruments based on an estimate of current expected credit losses model. The amendments are effective for fiscal years beginning after December 15, 2019. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies for fiscal years beginning after December 15, 2022. We adopted ASU 2016-13 on September 1, 2023, and it did not have a material impact on our consolidated financial statements and related disclosures.

49 | Page

Recently Issued Accounting Pronouncements - Not Yet Applicable or Adopted

In November 2023, the FASB issued ASU 2023-07, Improvement to Reportable Segment Disclosures. This ASU aims to improve segment disclosures through enhanced disclosures about significant segment expenses. The standard requires disclosure of significant expense categories and amounts for such expenses, including those segment expenses that are regularly provided to the chief operating decision maker, easily computable from information that is regularly provided, or significant expenses that are expressed in a form other than actual amounts. This standard will be effective for the Company in Fiscal Year 2025 and is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This standard will be effective for the Company in Fiscal Year 2026 and should be applied prospectively. The Company is currently evaluating the impact of the additional disclosure requirements on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by Management to have a material impact on the Company’s present or future financial statements.

NOTE 5 INVENTORIES

Inventories consist of the following:

	August 31, 2024	August 31, 2023

Finished goods	$334,917	$329,420
Raw materials and supplies	125,130	138,869
Work in progress	-	162,189
Total inventory on hand	$460,047	$630,478

50 | Page

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	August 31, 2024	August 31, 2023

Deposits and Prepayments	$33,406	$20,777
Other receivables (Advances to suppliers)	81,400	596,730
Total	$114,806	$617,507

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	August 31, 2024	August 31, 2023
Plant and machinery	$601,405	$476,219
Office equipment	61,143	55,848
Vehicles	83,239	77,497
Furniture and equipment	23,936	22,285
Renovation	121,700	113,305
	891,423	745,154
Less: Accumulated depreciation	(533,645)	(281,767)
Property, plant and equipment, net	$357,778	$463,387

Depreciation expense for the year ended August 31, 2024, was $251,878, and for the year ended August 31, 2023, was $132,170.

51 | Page

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of August 31, 2024, and August 31, 2023:

	August 31, 2024	August 31, 2023

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated amortization	(11,086,369)	(6,928,981)
Less: Technology-related intangible asset impairment	(20,580,040)	-
Intangible assets, net	$51,481,358	$76,218,786

Amortization expenses for intangible assets for the years ended August 31, 2024, and 2023, were both $4,157,388.

During the year ended August 31, 2024, the Company recognized $20,580,040 impairment on the above intangible assets.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable, accruals, and other payables consist of the following:

	August 31, 2024	August 31, 2023

Accounts payable	$154,854	$40,939
Accruals	113,046	129,949
Other payables	95,831	27,487
Total	$363,731	$198,375

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% per annum and tenure of 6 months, or mutually agreed between the parties. The Company reported amount due to shareholders of $1,202,692 and $232,095 as of August 31, 2024, and 2023, respectively.

52 | Page

NOTE 11 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During fiscal year end (“FYE”) 2023 the Company issued 427,536 shares of Common Stock at a per share purchase price of $2.50 as part of the Offering for gross proceeds of $1,068,728.

During FYE 2023, the Company received cash proceeds of $934,534 as part of the Offering, of which 373,822 shares of Common Stock at per share purchase price of $2.50 were issued on November 21, 2023. 500 shares of Common Stock were also issued to an individual in consideration for marketing services provided to the Company during FYE 2023, and the shares were issued on November 21, 2023.

During FYE 2024, the Company issued 373,822 shares of Common Stock at a per share purchase price of $2.50 for gross proceeds of $934,555, as part of the Offering.

As such, the Company had $0 shares to be issued on August 31, 2024.

During FYE 2024, the Company issued in aggregate 52,107 shares of Common Stock to 15 referral agents in consideration for their referral to the Company of certain investors.

During FYE 2024, the Company issued, in aggregate, 5,500 shares of Common Stock to two individuals in consideration for marketing services provided to the Company by Artisan Creative Studio, a marketing entity based in Malaysia.

On April 12, 2024, the Company’s board of directors unanimously resolved to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of 1-for-4. Following such resolution, on September 9, 2024, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to effect the reverse stock split, with effective on September 11, 2024.

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of August 31, 2024, and 2023, the Company had 25,685,591 and 25,577,734 shares of its common stock issued and outstanding, respectively.

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

53 | Page

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Years Ended August 31,
	2024	2023
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	August 31, 2024	August 31, 2023
Net operating loss carry-forward	$39,400,000	$13,520,000
Less: valuation allowance	(39,400,000)	(13,520,000)
Net deferred tax asset	-	-

54 | Page

The Company had net operating loss carry forwards for tax purposes of approximately $39,400,000 at August 31, 2024, and approximately $13,520,000 at August 31, 2023, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

When measuring lease liabilities for leases that were classified as operating leases as of August 31, 2024, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

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

55 | Page

The following is a summary of ROU asset and operating lease liabilities:

	August 31, 2024	August 31, 2023
Assets:
ROU asset	$199,647	$271,021

Liabilities:
Current:
Operating lease liabilities	$99,445	$84,879
Non-current
Operating lease liabilities	108,891	198,163
Total lease liabilities	$208,336	$283,042

As of August 31, 2024, the remaining maturities of lease liabilities were as follows:

Operating lease
2025	$99,445
2026	79,016
2027	29,875
2028	-
2029 and thereafter	-
Total	$208,336

NOTE 14 COMMITMENTS AND CONTINGENCIES

Litigation and Claims

On October 8, 2021, a filing (the “Filing”) was made with the Kuala Lumpur High Court by a reseller (the “Reseller”) of the Company’s INCU ionic nano copper solution (the “Solution”) and the Reseller’s related party (together with the Reseller, the “Plaintiffs”).

56 | Page

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

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2024, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements, except as follow:

Reverse Stock Split

On April 12, 2024, the Company’s board of directors (the “Board”) unanimously resolved to effect a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-4. Following such resolution, on September 9, 2024, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect the reverse stock split, with an effective time of 9:00AM. Eastern Time on September 11, 2024 (the “Reverse Stock Split”).

Split Adjustment; Treatment of Fractional Shares

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 102,742,362 shares to 25,685,591 shares (subject to rounding up of fractional shares to the nearest whole number).

No fractional shares was issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number

Share Issuance

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% issued and outstanding shares of Common Stock to certain consultant in consideration for their services in relation to proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% issued and outstanding shares of Common Stock in consideration for their consulting services.

57 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2024. Based on our management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2024:

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

Our management also confirmed that there was no change in our internal control over financial reporting during the year August 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

58 | Page

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

Name	Age	Positions
Low Wai Koon	54	Executive Director/ Chairman/ Chief Executive Officer
Chan Kok Wei	50	Executive Director/ Group Managing Director
Ong Bee Chen	48	Executive Director/ Chief Financial Officer
Goh Chuan Meng	39	Independent Non-Executive Director
Ivan Oh Joon Wern	31	Independent Non-Executive Director

Dr. Low, aged 54, is the founder and Chief Executive Officer of the EvoAir Group since 2017, where heads the research and development team of EvoAir Group, provides leadership and builds consensus, in conjunction with the Group Managing Director and oversees the day the day-to-day operations of the Group. Prior to joining the EvoAir Group, Dr. Low had over 15 years of experience in the mechanical engineering sector. He founded Proficient Auto Sdn Bhd, a chain auto service centre in Malaysia, in 2001 and acted as an executive director from 2001 to 2013 where he was in charge of day-to-day operation. Dr Low was the founder and Executive Director of LWK Automotive Green Technologies Sdn Bhd from 2011 to 2017 overseeing day to day operation, as well as designing producing various products focusing on green technologies, including the Hydraulic Powered Drive System (“HPDS”), a fully waterproof transmission technology that incorporates a normal combustion engine with a hydraulic system, with the objective to produce an environmentally friendly system that enables conventional engines and generators to run more efficiently; and multi-purpose rescue vehicle (“MRV”), a unique vehicle built upon the HPDS green technology for the disaster relief sector. Dr. Low is also the author of ‘The Light’, a book focusing on creating awareness of environmental protection by mankind as a green activist. He was conferred a Degree of Doctor of Philosophy (Honoris Causa) with a major in Robotics Engineering Science from the American World University in 2009 and is an Honorary Fellow of the International Society of Professional Engineers, USA, since 2010.

Mr. Chan, aged 50, has been an executive director of the Group. Mr. Chan is a Co-founder and Group Managing Director of EvoAir Group since 2017. He is responsible for the general management, planning of overall strategy and day-to-day operations of the Group, development of the Group’s overall strategic plan, capital markets activities and corporate development initiatives. Mr. Chan has over 20 years of experience in general management, capital markets, wealth management, investment banking, corporate advisory, corporate development and investors relations experience in Asia. He is a Co-founder and Managing Director of Allegro Corporate Advisory Pte Ltd (“Allegro”) since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to initial public offerings (“IPOs”), mergers and acquisitions (“M&A”), business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Mr. Chan was the Director of Corporate Development of ZingMobile Group Limited (“ZingMobile”) from 2012 to 2017, an Australian Securities Exchange (“ASX”)-listed mobile platform enabler responsible for the group’s corporate finance, business and corporate development as well as investors relation and stakeholder management. Mr. Chan was also a director of ZingMobile’s holding company, ZingMobile International Pte Ltd. Prior to joining ZingMobile group, he was a Vice President at BNP Paribas Wealth Management, Singapore from 2010 to 2012, and Vice President of CIMB Investment Bank, Malaysia from 2005 to 2010, providing wealth management solutions to high net worth individuals.

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

59 | Page

Ms. Ong, aged 48, is an Executive Director and Group Chief Financial Officer of the Group. Ms. Ong was a Co-founder of EvoAir Group since 2017. She is responsible for the planning, implementation, managing accounting and finance activities of EvoAir Group, including business planning, budgeting, forecasting and cashflow management, working alongside with Chief Executive Officer and Group Managing Director in formulating corporate strategies for the Group as well as spearheading the corporate exercises undertaken by the Group. Ms. Ong has over 20 years of experience in general management, corporate finance, private equity, investment management, strategic and advisory, internal audit in Singapore and Malaysia. She is the co-founder and Executive Director of Allegro since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to IPO, M&A, business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Ms. Ong was an Associate Director of a Singapore-based private equity firm, where she was responsible for managing private equity investments (including origination, structuring, execution and divestments) in Emerging East Asia with China centric, which includes formulating value creation plans and bringing investee companies for listing and trade sale as part of exit strategies.  During her tenure with investment banks and corporate and strategic advisory firms, she was widely involved in corporate finance transactions including cross-border mergers and acquisitions, reverse takeovers, initial public offerings and equity capital market transactions on ASX, Bursa Malaysia Securities Berhad and Stock Exchange of Hong Kong Limited. Ms Ong and her partner were credited for unlocking the shareholders’ value of an ASX-listed company, Oilfield by restructuring the group through injecting a healthy business, Jack-In-Pile (M) Sdn Bhd, a Malaysian-based piling company and divesting the ailing oil and gas business.

Ms. Ong graduated from The Australian National University with Bachelor of Commerce majoring in Accounting, Finance and sub-majoring in Economics in April 2000 and obtained Certified Practising Accountant status with CPA Australia since 2004.

Dr. Goh, aged 39, is an independent non-executive director of the Group. He has also served as the Technology Advisor for the EvoAir Group since 2017. Dr. Goh had over 10 years’ experience in engineering and teaching. Dr. Goh is an assistant professor at the Universiti Tunku Abdul Rahman, Kampar since September 2017. From July 2014 to May 2016, Dr. Goh taught as a Graduate Assistance at the Universiti Teknologi Petronas. From April 2014 to July 2014, Dr, Goh taught as a Physics Teacher at Tenby International School. From March 2013 to April 2014, Dr. Goh worked as a Senior Process Engineer at Finisar Berhad. From January 2010 to March 2013, Dr. Goh worked as an equipment engineer at Unisem (M) Berhad. From July 2009 to January 2010, Dr. Goh worked as a product engineer at Carsem (M) Berhad. Dr. Goh obtained both his doctorate degrees of Doctorate of Philosophy in Electronic and Electrical Engineering from the University of Technology Petronas, Tronoh, Perak and Doctorate Philosophy in Electronic and Image Engineering from the University of Burgundy, Dijon, France in August 2017. Dr. Goh obtained his Master of Business Administration from the Universiti Utara Malaysia, Sintok in March 2016. Dr. Goh obtained his Master of Science in Electronic System (Honors Engineering from the University of Technology Petronas, Tronoh, Perak in May 2014. Dr. Goh obtained his Bachelor of Engineering (Hons) Mechanical from the University of Industry Selangor, Batang Berjuntai, Selangor in August 2009.

60 | Page

Mr. Oh, aged 31, is an Independent Non-Executive Director of EvoAir Group. Mr. Oh had over 10 years of experience in business development, finance and sales. Since September 2016, Mr. Oh has been the deputy chief financial officer of Tone Group International Sdn Bhd, a telecommunications company in Malaysia. Mr. Oh is a Marketing Manager of Bread Buddy PLT, a bakery located in Malaysia since February 2020. From March 2011 to August 2011, Mr. Oh was a sales executive at Apple Inc. in Malaysia. Mr. Oh obtained a Bachelor of International Business and Entrepreneurship from the University of Essex with Honours Class II (Division 1), United Kingdom in 2016.

Audit, Nominating and Compensation Committees

We do not currently have an audit, nominating or compensation committee or committees performing similar functions. The Board of Directors as a whole performs such duties.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

61 | Page

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for FYE 2024 and 2023:

Summary Compensation Table

Name and Principal Position	Financial Year Ended August 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2024	115,275	0	-0-	-0-	-0-	-0-	-0-	115,275
Chan Kok Wei	2024	115,871	0	-0-	-0-	-0-	-0-	-0-	115,871
Ong Bee Chen	2024	89,131	0	-0-	-0-	-0-	-0-	-0-	89,131
Goh Chuan Meng	2024	5,123	-0-	-0-	-0-	-0-	-0-	-0-	5,123
Chan Hong Fook	2024	0	-0-	-0-	-0-	-0-	-0-	-0-	0
Ivan Oh Joon Wern	2024	5,123	-0-	-0-	-0-	-0-	-0-	-0-	5,123

Name and Principal Position	Financial Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2023	119,667	9,972	-0-	-0-	-0-	-0-	-0-	129,639
Chan Kok Wei	2023	115,056	9,588	-0-	-0-	-0-	-0-	-0-	124,644
Ong Bee Chen	2023	88,505	7,375	-0-	-0-	-0-	-0-	-0-	95,880
Goh Chuan Meng	2023	5,319	0	-0-	-0-	-0-	-0-	-0-	5,319
Chan Hong Fook	2023	1,773	-0-	-0-	-0-	-0-	-0-	-0-	1,773-
Ivan Oh Joon Wern	2023	5,319	-0-	-0-	-0-	-0-	-0-	-0-	5,319

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

62 | Page

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

Pensions

As of November 27, 2024, besides regulatory Central Provident Fund payments for Singapore employees and regulatory employee Provident Fund Payments for Malaysia employees, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 27, 2024 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class
Common Stock	WKL Global Limited	11,493,125		42.28%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
Common Stock	Allegro Investment (BVI) Limited	2,063,224		7.59%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
Common Stock	Tan Soon Hock	1,759,441		6.47%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
	Named Executive Officers, Directors
Common Stock	Low Wai Koon	11,493,125	(1)	42.28%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Chan Kok Wei	2,063,224	(2)	7.59%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ong Bee Chen	2,063,224	(3)	7.59%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ivan Oh Joon Wern	630,000		2.32%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

(1) WKL Global Limited is wholly owned and controlled by Low Wai Koon

(2) Chan Kok Wei beneficially holds 100% shareholding of Allegro Investment

(3) Ong Bee Chen beneficially holds 100% shareholding Allegro Investment

The percentage of class is based on 27,180,631 shares of common stock issued and outstanding as of November 27, 2024.

63 | Page

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction since the beginning of our last fiscal year or any currently proposed transaction in which we are a participant in which the amount involved exceeded or will exceed $120,000 and in which any related person has or will have a direct or indirect material interest. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those people.

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

Related party balances as of August 31, 2024 and 2023 are as per table below:

Related party balances

Amount due to shareholders

		As of
Name of Related Party	Nature	August 31, 2024	August 31, 2023

Dr. Low Wai Koon	Shareholder loan/ Expenses paid on behalf	$546,186	$64,592

Chan Kok Wei	Shareholder loan	534,676	53,877

Tan Soon Hock	Shareholder loan	87,021	80,816

Oh Teik Huat	Shareholder loan	34,808	32,810

Total		$1,202,692	$232,095

64 | Page

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services of the Company’s annual financial statements for the fiscal years ended August 31, 2024 and August 31, 2023 and fees billed for other services rendered by the auditors during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2024	August 31, 2023
Audit fees (1)	$118,000	$108,000
Audit-related fees	1,480	1,480
Tax fees	780	780
Total Fees	$120,260	$110,260

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC for fiscal years ended August 31, 2024 and August 31, 2023, respectively.

In its capacity, the Board pre-approves all audits (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to the individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this Annual Report.

10.1*	Certificate of Amendment, filed with the Secretary of State of Nevada on September 9, 2024

10.2*	Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021, incorporated by reference to Exhibit 2.1 on Form 8-K filed on December 21, 2021.

10.3*	Share Transfer Agreement between Low Wai Koon and WKL Global, dated December 20, 2021, incorporated by reference to Exhibit 2.2 on Form 8-K filed on December 21, 2021.

10.4*	Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2021, incorporated by reference to Exhibit 2.3 on Form 8-K filed on December 21, 2021.

10.5*

Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021, incorporated by reference to Exhibit 2.4 on Form 8-K filed on December 21, 2021.

10.6*

Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021, incorporated by reference to Exhibit 2.5 on Form 8-K filed on December 21, 2021.

10.7*

Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021, incorporated by reference to Exhibit 2.6 on Form 8-K filed on December 21, 2021.

10.8*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.7 on Form 8-K filed on December 21, 2021.

10.9*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.8 on Form 8-K filed on December 21, 2021.

10.10*	Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022

10.11*	Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022

10.12*	Supplemental Agreement dated October 19, 2022, by and between Unex Holdings Inc. and Wong Hon Wai.

10.13*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022

10.14*	Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022

10.15*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated February 20, 2022

10.16*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated July 13, 2023

10.17*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated September 7, 2023

10.18*	Form of Subscription Agreement between Regulation S Investor and EvoAir Holdings Inc., dated November 21, 2023

10.19*	OEM Supply Agreement dated December 12, 2023

21.1*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Executive Officer

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Financial Officer

101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed

65 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOAIR HOLDINGS INC.

Dated: November 29, 2024	By:	/s/ Low Wai Koon
Low Wai Koon, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 29, 2024	By:	/s/ Ong Bee Chen
Ong Bee Chen
Chief Financial Officer

66 | Page