Form 10-Q
period 2024-11-30
EvoAir Holdings Inc.
filed 2025-01-17
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 13, 2025
Common Stock, $0.001	27,180,631

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF NOVEMBER 30, 2024 AND AUGUST 31, 2024

	November 30, 2024	August 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	149,732	$152,985
Accounts receivable	77,585	62,914
Inventories	409,185	460,047
Deposit, prepayments and other receivables	100,632	114,806
Total current assets	737,134	790,752

Non-current assets
Property, plant and equipment, net	306,756	357,778
Operating lease right-of-use assets	172,672	199,647
Deferred offering cost	3,167,640	449,576
Technology-related intangible assets, net	50,578,939	51,481,358
Total non-current assets	54,226,007	52,488,359

TOTAL ASSETS	$54,963,141	$53,279,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$226,516	$267,900
Other payables	158,077	95,831
Deferred revenue	20,643	10,012
Hire purchase creditor	8,512	8,758
Amounts due to shareholders	1,528,155	1,202,692
Operating lease liability - current	100,478	99,445
Total current liabilities	2,042,381	1,684,638

Non-current liabilities
Hire purchase creditor	2,220	4,320
Operating lease liabilities	79,672	108,891
Total non-current liabilities	81,892	113,211

TOTAL LIABILITIES	2,124,273	1,797,849

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 25,685,591 shares issued and outstanding as at November 30, 2024 and August 31, 2024*	27,181	25,686
Additional paid in capital	97,492,063	91,513,818
Accumulated other comprehensive loss	(40,990)	(48,827)
Accumulated deficit	(43,957,258)	(39,401,857)
Non-controlling interest	(682,128)	(607,558)
Total shareholders’ equity	52,838,868	51,481,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,963,141	$53,279,111

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024.

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTH ENDED NOVEMBER 30, 2024 AND 2023

	November 30, 2024	November 30, 2023

Revenue	$51,929	91,318
Cost of revenue	90,110	100,326
Gross loss	(38,181)	(9,008)

Operating expenses:
Selling and marketing expenses	9,743	33,003
General and administrative expenses	4,593,133	1,483,989
Total operating expenses	4,602,876	1,516,992

Loss from operation	(4,641,057)	(1,526,000)

Other income
Interest income	88	40
Other income	65	1,639
Total other income	153	1,679

Loss from operation before income taxes	(4,640,904)	(1,524,321)

Income tax expenses	-	-

Net loss	$(4,640,904)	$(1,524,321)

Less: Net loss attributable to non-controlling interests	(85,503)	(79,998)

Net loss attributable to equity holders of the Company	(4,555,401)	(1,444,323)

Other comprehensive income/(loss):
Foreign currency translation adjustment	18,770	(88,001)
Total comprehensive loss	(4,536,631)	(1,532,324)

Less: net comprehensive income/(loss) attributable to non-controlling interests	10,933	(2,793)

Net comprehensive loss attributable to equity holders of the Company	(4,547,564)	(1,529,531)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.18)	(0.06)

Weighted average number of common stock outstanding:
Basic and diluted*	25,766,929	25,654,769

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024.

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to	Non-controlling
	Shares*	Amount	capital	deficit	loss	be issued	interests	Total

Balance as of August 31, 2023	25,577,734	$25,578	$90,447,874	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for cash	93,455	94	934,504	-	-	(934,598)	-	-
Issuance of common stock for service	14,402	14	131,440	-	-	(131,454)	-	-
Foreign currency translation adjustment	-	-	-	-	(85,208)	-	(2,793)	(88,001)
Net loss	-	-	-	(1,444,323)	-	-	(79,998)	(1,524,321)
Balance as of November 30, 2023	25,685,591	$25,686	$91,513,818	$(14,967,589)	$(102,244)	$-	$(230,971)	$76,238,700

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	shares	amount	capital	deficit	loss	interests	Total

Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$(607,558)	$51,481,262
Issuance of common stock for service	1,494,935	1,495	5,978,245	-	-	-	5,979,740
Fraction shares issued due to reverse stock split	105	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	7,837	10,933	18,770
Net loss	-	-	-	(4,555,401)	-	(85,503)	(4,640,904)
Balance as of November 30, 2024	27,180,631	$27,181	$97,492,063	$(43,957,258)	$(40,990)	$(682,128)	$52,838,868

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024.

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

	November 30, 2024	November 30, 2023

Cash flows from operating activities
Net loss	$(4,640,904)	(1,524,321)
Adjustments for non-cash income and expenses:
Depreciation	29,166	95,369
Amortization	902,419	1,039,347
Stock based expense	3,261,676	-
Changes in operating assets and liabilities:
Increase in accounts receivables	(14,671)	(7,490)
Decrease/(increase) in inventories	50,862	(54,528)
Decrease in deposits, prepayments, and advances to suppliers	14,174	122,057
Decrease in operating lease right-of-use assets	26,975	17,590
(Decrease) /increase in accounts payable and accruals	(41,384)	118,749
Increase/(decrease) in deferred revenue	10,631	(49,986)
Decrease in operating lease liabilities	(28,186)	(18,518)
Increase/(decrease) in other payables	62,246	(8,387)
Increase in amounts due to shareholders	325,463	166,652

Net cash used in operations	$(41,533)	$(103,466)

Cash flows from investing activity
Purchase of property, plant and equipment	-	(107,725)
Net cash used in investing activity	$-	$(107,725)

Cash flows from financing activity
Payments of hire purchase	(2,346)	(1,972)
Net cash used in financing activity	$(2,346)	$(1,972)

Net decrease in cash and cash equivalents	(43,879)	(213,163)
Effect of exchange rate changes	40,626	(88,001)
Cash and cash equivalents at start of period	152,985	779,049
Cash and cash equivalents at end of period	149,732	477,885
Supplemental disclosure of non-cash investing and financing information :
Common stock issued for service in relation to Initial public offering	$2,718,064	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024, AND 2023

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

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number

Share Issuance

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% of the issued and outstanding shares of Common Stock to certain project management consultant in consideration for their services in relation to proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% of the issued and outstanding shares of Common Stock to certain corporate and business consultant in consideration for their consulting services.

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)*	62.5%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

*	Shareholding of WKL Guanzhe Green Technology Guangzhou Co Ltd (China) has increased from 55% to 62.5% on August 14, 2024.

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

9 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2024, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of November 30, 2024, and August 31, 2024, the Company had an accumulated deficit of $43,957,258 and $39,401,857 respectively. The Company incurred net loss of $4,640,904 and $1,524,321 for the three months ended November 30, 2024, and November 30, 2023, respectively. The cash used in operating activities was $41,533 for the three months ended November 30, 2024, and $103,466 for the three months ended November 30, 2023, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

The consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, and its 67.5% owned EvoAir Manufacturing which included a 100% owned subsidiary, Evo Air Marketing, 55% owned WKL EcoEarth Indochina, and its 62.5% owned WKL Guanzhe.

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

10 | Page

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

Fiscal Year End

The Company operates on a fiscal yearly basis with the fiscal year ending on August 31.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of November 30, 2024, and August 31, 2024, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

11 | Page

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

As of November 30, 2024 and August 31, 2024, our accounts receivable amounted to $77,585 and $62,914, respectively, with no allowance for expected credit loss.

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

12 | Page

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $10,012 was recorded as of August 31, 2024, with $9,293 recognized as revenue for three months ended November 30, 2024. The Company recorded $20,643 deferred revenue as of November 30, 2024.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of November 30, 2024, and August 31, 2024, the Company deferred $3,167,640 and $449,576 of offering costs, respectively. Such costs will be deferred and will be offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of November 30, 2024.

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

13 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of November 30, 2024, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

NOTE 5 INVENTORIES

Inventories consist of the following:

	November 30, 2024	August 31, 2024

Finished goods	$259,919	$334,917
Raw materials and supplies	149,266	125,130

Total	$409,185	$460,047

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	November 30, 2024	August 31, 2024

Deposits and Prepayments	$16,925	$33,406
Other receivables (Advances to suppliers)	83,707	81,400

Total	$100,632	$114,806

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	November 30, 2024	August 31, 2024
Plant and machineries	$587,273	$601,405
Office equipment	59,836	61,143
Vehicles	80,905	83,239
Furniture and equipment	23,265	23,936
Renovation	118,288	121,700
	869,567	891,423
Less: Accumulated depreciation	(562,811)	(533,645)
Property, plant and equipment, net	$306,756	$357,778

Depreciation expense for the three months ended November 30, 2024, was $29,166. Depreciation expense for the three months ended November 30, 2023, was $95,369.

15 | Page

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of November 30, 2024, and August 31, 2023:

	November 30, 2024	August 31, 2024

Technology 1- Portable Air Cooler	$27,438,763	$27,438,763
Technology 2- Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Technology-related intangible asset impairment	(20,580,040)	(20,580,040)
Adjusted carrying amount	62,567,727	62,567,727
Less: Accumulated amortization	(11,988,788)	(11,086,369)
Intangible assets, net	$50,578,939	$51,481,358

Amortization expenses for intangible assets for the three months ended November 30, 2024 was $902,419. Amortization expenses for intangible assets for the three months ended November 30, 2023 was $1,039,347.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable, accruals, and other payables consist of the following:

	November 30, 2024	August 31, 2024

Accounts payable	$113,521	$154,854
Accruals	112,995	113,046
Other payables	158,077	95,831
Total	$384,593	$363,731

As of November 30, 2024, accruals and other payables primarily consist of professional fees and staff claims.

NOTE 10 AMOUNTS DUE TO SHAREHOLDERS

Amounts due to shareholders are unsecured, with interest of 3% per annum and tenure of 6 months, or mutually between the parties. The Company reported amount due to shareholders of $1,528,155 and $1,202,692 as of November 30, 2024, and August 31, 2024, respectively.

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

16 | Page

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

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% of the issued and outstanding shares of Common Stock, to certain project management consultant in consideration for their services in relation to the proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% of the issued and outstanding shares of Common Stock in consideration for their corporate and business development consulting services.

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of November 30, 2024, and August 31, 2024, the Company had 27,180,631 and 25,685,591 shares of its common stock issued and outstanding, respectively.

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

17 | Page

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Three Months Ended November 30,
	2024	2023
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	November 30, 2024	August 31, 2024
Net operating loss carry-forward	$44,000,000	$39,400,000
Less: valuation allowance	(44,000,000)	(39,400,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $44,000,000 on November 30, 2024, and approximately $39,400,000 on August 31, 2024, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate of 10%.

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

18 | Page

The following is a summary of ROU asset and operating lease liabilities:

	November 30, 2024	August 31, 2024
Assets:
ROU asset	$172,672	$199,647

Liabilities:
Current:
Operating lease liabilities	$100,478	$99,445
Non-current
Operating lease liabilities	79,672	108,891
Total lease liabilities	$180,150	$208,336

As of November 30, 2024, remaining maturities of lease liabilities were as follows:

Operating lease
2025	$100,478
2026	62,873
2027	16,799
2028	-
2029 and thereafter	-
Total	$180,150

NOTE 14 COMMITMENTS AND CONTINGENCIES

In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended November 30, 2024, no material changes have occurred in our estimated liabilities from those disclosed in the Commitments and Contingencies of the Notes to condensed consolidated financial statements in our Form 10-K.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2024, to the date these condensed consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

20 | Page

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

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number

Share Issuance

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% of the issued and outstanding shares of Common Stock to certain project management consultant in consideration for their services in relation to proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% of the issued and outstanding shares of Common Stock to certain corporate and business consultant in consideration for their consulting services.

22 | Page

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2024, as compared to the three months ended November 30, 2023.

Three Months Ended November 30, 2024, versus Three Months November 30, 2023.

	Three Months Ended
	November 30,
	2024	2023	Changes	%
Revenue	$51,929	$91,318	$(39,389)	(43)%
Cost of revenue	90,110	100,326	(10,216)	(10)%
Gross loss	(38,181)	(9,008)	(29,173)	(324)%
Operating expenses	4,602,876	1,561,992	3,085,884	203%
Loss from operation	(4,641,057)	(1,526,000)	(3,115,057)	(204)%
Other income	153	1,679	(1,526)	(91)%
Loss from operation before income taxes	$(4,640,904)	$(1,524,321)	(3,116,583)	(204)%

Revenue

The Group generated revenues of $51,929 in the three months ended November 30, 2024, as compared to $91,318 in the three months ended November 30, 2023, a decrease in revenue of $39,389. This decline was primarily driven by a reduction in sales of our eco-friendly air-conditioning units, particularly our flagship product, EvoAir™, which is a pioneering hybrid air-conditioner designed with a proprietary HECS system.

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

23 | Page

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

Cost of revenue

For the three months ended November 30, 2024, cost of revenue decreased to $90,110, or 174% of revenue, compared to $100,326 or 110% in the same period in 2023. This decrease was primarily attributed to a decline in sales.

The cost of revenue encompasses production costs and purchase of goods. While the cost of revenue as a percentage of revenue is higher due to the fixed nature of certain operational costs, the Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operational and expand its product offering.

Gross loss

For the three months ended November 30, 2024, the Company reported a gross loss of $31,181 or a gross loss margin of 74%, compared to a gross loss of $9,008 or 10% in the same period in 2023. This change was driven by the fixed nature of certain operational costs, which did not scale with the decline in revenue.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

For the three months ended November 30, 2024, operating expenses amounted to $4,602,876, compared to $1,516,992 in the same period in 2023, reflecting an increase of $3,085,884. This increase was primarily driven by a $3,261,676 rise in stock-based compensation, partially offset by a reduction in technology-related intangible asset amortization following the impairment of intangible assets in the year ended August 31, 2024.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

24 | Page

Other income

Other income for the three months ended November 30, 2024, and 2023 were not material.

Loss from operations before income taxes

The Company reported a loss from operations before income taxes of $4,640,904 for the three months ended November 30, 2024, compared to $1,524,321 in the corresponding period in 2023.

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

Liquidity and Capital Resources

Working capital

	As of	As of
	November 30, 2024	August 31, 2024	Changes	%
Current assets	$737,134	$790,752	$(53,618)	(7)%
Current liabilities	2,042,381	1,684,638	357,743	21%
Working capital	(1,305,247)	(893,886)	(411,361)	(46)%

As of November 30, 2024, the decrease in current assets was mainly due to the decrease in cash and cash equivalents and inventories.

As of November 30, 2024, the increase in current liabilities was mainly due to the increase in amount due to shareholders of $325,463.

As of November 30, 2024, our company had a working capital deficit of $1,305,247, compared with $893,886 as of August 31, 2024.

Management is actively monitoring the Company’s liquidity position and is evaluating strategic initiatives to enhance working capital, including improving cash flow, optimizing inventory management, and considering various funding alternatives. These efforts are aimed at ensuring the Company’s long-term financial stability and strengthening its ability to support ongoing operations and growth initiatives.

Cash flows

Three Months Ended November 30, 2024, versus Three Months Ended November 30, 2023

	November 30, 2024	November 30, 2023	Changes	%
Cash flows used in operating activities	$(41,533)	$(103,466)	61,933	60%
Cash flows used in investing activity	-	(107,725)	107,725	100%
Cash flows used in financing activity	(2,346)	(1,972)	(374)	(19)%
Net changes in cash	(43,879)	(213,163)	169,284	79%

The Company’s cash and cash equivalents stood at $149,732 as of November 30, 2024. Cash used in operating activities for the three months ended November 30, 2024, was $41,533. This resulted primarily from a net loss of $4,640,904 which was offset by depreciation of $29,166, amortization of $902,419, stock-based expense of $3,261,676, decrease in operating lease right-of-use assets of $26,975, decrease in operating leases liabilities of $28,186, decrease in inventories of $50,862, increase in deferred revenue of $10,631, decrease in deposit, prepayment and other receivables of $14,174, increase in accounts receivable of $14,671, decrease in accounts payable and accruals of $41,384, increase in amounts due to shareholders of $325,463, and increase in other payables of $62,246.

Cash used in financing activity resulted in payments of hire purchase amounting to $2,346 during the three months ended November 30, 2024.

The Company continues to actively manage its cash flow, with a focus on improving liquidity, optimizing working capital, and exploring strategic financing options to support ongoing operations and growth initiatives. These efforts will help ensure the Company’s financial stability and support long-term value creation.

25 | Page

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

26 | Page

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

Going concern

The Company’s financial statements as of November 30, 2024, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of November 30, 2024, and August 31, 2024, the Company had an accumulated deficit of $43,957,258 and $39,401,857 respectively. The Company incurred net loss of $4,640,904 and $1,524,321 for the three months ended November 30, 2024, and November 30, 2023, respectively. The cash used in operating activities was $41,533 for the three months ended November 30, 2024, and $103,466 for the three months ended November 30, 2023, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

Material commitments

We have no material commitments as of November 30, 2024.

Recent accounting pronouncements

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

27 | Page

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses as at November 30, 2024:

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

28 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on the Company’s properties, results of operations, or financial condition. Nor, to the best of our knowledge, are any of the Company’s officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Management is not aware of any unregistered sales of equity securities and use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended November 30, 2024

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

29 | Page

ITEM 6. EXHIBITS

Exhibits:

10.1 Certificate of Amendment, filed with the Secretary of State of Nevada on September 9, 2024*
10.2 Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021*
10.3 Share Transfer Agreement between Low Wai Koon and WKL Global Limited, dated December 20, 2021*
10.4 Share Transfer Agreement between Low Wai Koon and EvoAir International Limited, dated December 20, 2022*
10.5 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.6 Form of Share Exchange Agreement between certain sellers and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2022*
10.7 Form of Investment Exchange Agreement between certain Seller and WKL Eco Earth Holdings Pte. Ltd. whereby Unex Holdings Inc. is the Issuer, dated December 20, 2021*
10.8 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.9 Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021*
10.10 Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022*
10.11 Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022*
10.12 Supplemental Agreement between Wong Hon Wai and Unex Holdings Inc., dated October 19, 2022*
10.13 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022*
10.14 Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022*
10.15 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated July 13, 2023*
10.16 Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated September 7, 2023*
10.17 Form of Subscription Agreement between Regulation S Investor and EvoAir Holdings Inc., dated November 21, 2023*
10.18 OEM Supply Agreement dated December 12, 2023*
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

30 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EvoAir Holdings Inc.

Dated: January 17, 2025	By:	/s/ Low Wai Koon
Low Wai Koon Chairman and Chief Executive Officer

Dated: January 17, 2025	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

31 | Page