Form 10-Q
period 2025-02-28
EvoAir Holdings Inc.
filed 2025-04-11
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 7, 2025
Common Stock, $0.001	27,180,631

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF FEBRUARY 28, 2025 AND AUGUST 31, 2024

	February 28, 2025	August 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	199,461	$152,985
Accounts receivable	57,970	62,914
Inventories	380,653	460,047
Deposit, prepayments and other receivables	88,018	114,806
Total current assets	726,102	790,752

Non-current assets
Property, plant and equipment, net	281,799	357,778
Operating lease right-of-use assets	148,348	199,647
Deferred offering cost	3,167,640	449,576
Technology-related intangible assets, net	49,676,520	51,481,358
Total non-current assets	53,274,307	52,488,359

TOTAL ASSETS	$54,000,409	$53,279,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$162,278	$267,900
Other payables	150,671	95,831
Deferred revenue	8,687	10,012
Hire purchase creditor	8,479	8,758
Amounts due to shareholders	1,951,778	1,202,692
Operating lease liability - current	99,590	99,445
Total current liabilities	2,381,483	1,684,638

Non-current liabilities
Hire purchase creditor	241	4,320
Operating lease liabilities	57,337	108,891
Total non-current liabilities	57,578	113,211

TOTAL LIABILITIES	2,439,061	1,797,849

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 25,685,591 shares issued and outstanding as at February 28, 2025 and August 31, 2024*	27,181	25,686
Additional paid in capital	97,492,063	91,513,818
Accumulated other comprehensive loss	(46,824)	(48,827)
Accumulated deficit	(45,163,080)	(39,401,857)
Non-controlling interest	(747,992)	(607,558)
Total shareholders’ equity	51,561,348	51,481,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,000,409	$53,279,111

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024.

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Three months ended		Six months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Revenue	$71,124	41,174	$123,053	$132,492
Cost of revenue	70,066	87,075	160,176	187,401
Gross profit/(loss)	1,058	(45,901)	(37,123)	(54,909)

Operating expenses:
Selling and marketing expenses	4,955	5,200	14,698	38,203
General and administrative expenses	1,271,390	1,468,559	5,864,523	2,952,548
Total operating expenses	1,276,345	1,473,759	5,879,221	2,990,751

Loss from operation	(1,275,287)	(1,519,660)	(5,916,344)	(3,045,660)

Other income
Interest income	91	36	179	76
Other income	2,208	88,866	2,273	90,505
Total other income	2,299	88,902	2,452	90,581

Loss from operation before income taxes	(1,272,988)	(1,430,758)	(5,913,892)	(2,955,079)

Income tax expenses	-	-	-	-

Net loss	$(1,272,988)	$(1,430,758)	$(5,913,892)	$(2,955,079)

Less: Net loss attributable to non-controlling interests	(67,166)	(63,854)	(152,669)	(143,852)

Net loss attributable to equity holders of the Company	(1,205,822)	(1,366,904)	(5,761,223)	(2,811,227)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(4,532)	3,920	14,238	(84,081)
Total comprehensive loss	(1,210,354)	(1,362,984)	(5,746,985)	(2,895,308)

Less: net comprehensive income/(loss) attributable to non-controlling interests	1,302	(2,373)	12,235	(5,166)

Net comprehensive loss attributable to equity holders of the Company	(1,211,656)	(1,360,611)	(5,759,220)	(2,890,142)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted*	(0.04)	(0.05)	(0.22)	(0.11)

Weighted average number of common shares outstanding:
Basic and diluted*	27,180,631	25,685,591	26,470,324	25,671,196

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to	Non- controlling
	Shares*	Amount	capital	deficit	income	be issued	interests	Total

Balance as of August 31, 2023	25,577,734	$25,578	$90,447,874	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for Cash	93,455	94	934,504	-	-	(934,598)	-	-
Issuance of common stock for service	14,402	14	131,440	-	-	(131,454)	-	-
Foreign currency translation adjustment	-	-	-	-	(85,208)	-	(2,793)	(88,001)
Net loss	-	-	-	(1,444,323)	-	-	(79,998)	(1,524,321)
Balance as of November 30, 2023	25,685,591	$25,686	91,513,818	(14,967,589)	(102,244)	-	(230,971)	76,238,700
Foreign currency translation adjustment	-	-	-	-	6,293	-	(2,373)	3,920
Net loss	-	-	-	(1,366,904)	-	-	(63,854)	(1,430,758)
Balance as of February 29, 2024	25,685,591	$25,686	$91,513,818	$(16,334,493)	$(95,951)	$-	$(297,198)	$74,811,862

	Common Stock				Accumulated
	Shares*	Amount	Additional paid in capital	Accumulated deficit	other comprehensive income	Shares to be issued	Non- controlling interests	Total

Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$-	$(607,558)	$51,481,262
Issuance of common stock for consulting service	1,494,935	1,495	5,978,245	-	-	-	-	5,979,740
Fraction shares issued due to reverse stock split	105	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	7,837	-	10,933	18,770
Net loss	-	-	-	(4,555,401)	-	-	(85,503)	(4,640,904)
Balance as of November 30, 2024	27,180,631	27,181	97,492,063	(43,957,258)	(40,990)	-	(682,128)	52,838,868
Foreign currency translation adjustment	-	-	-	-	(5,834)	-	1,302	(4,532)
Net loss	-	-	-	(1,205,822)	-	-	(67,166)	(1,272,988)
Balance as of February 28, 2025	27,180,631	$27,181	$97,492,063	$(45,163,080)	$(46,824)	$-	$(747,992)	$51,561,348

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024.

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	February 28, 2025	February 29, 2024

Cash flows from operating activities
Net loss	$(5,913,892)	(2,955,079)
Adjustments for non-cash income and expenses:
Depreciation	50,074	137,106
Amortization	1,804,838	2,078,694
Stock based expense	3,261,676	-
Changes in operating assets and liabilities:
Accounts receivables	4,944	1,444
Inventories	79,394	(94,838)
Deposit, prepayments and advances to suppliers	26,788	128,099
Operating lease right-of-use assets	51,299	41,049
Accounts payable and accruals	(105,622)	81,853
Deferred revenue	(1,325)	(40,296)
Operating lease liabilities	(51,409)	(43,128)
Other payables	54,840	(48)
Amounts due to shareholders	749,086	207,535

Net cash generated from/(used in) operations	$10,691	$(457,609)

Cash flows from investing activity
Purchase of property, plant and equipment	-	(96,186)
Cash used in investing activity	$-	$(96,186)

Cash flows from financing activities
Payments of hire purchase	(4,358)	(4,144)
Net cash used in financing activities	$(4,358)	$(4,144)

Net increase/(decrease) in cash and cash equivalents	6,333	(557,939)
Effect of exchange rate changes	40,143	(84,081)
Cash and cash equivalents at start of period	152,985	779,049
Cash and cash equivalents at end of period	199,461	137,029

Supplemental disclosure of non-cash investing and financing information :
Common stock issued for consulting service in relation to initial public offering	$2,718,064	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025, AND FEBRUARY 29, 2024

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

9 | Page

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2025, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of February 28, 2025, and August 31, 2024, the Company had an accumulated deficit of $45,163,080 and $39,401,857 respectively. The Company incurred net loss of $5,913,892 and $2,955,079 for the six months ended February 28, 2025, and February 29, 2024, respectively. The cash generated from operating activities was $10,691 for the six months ended February 28, 2025, and the cash used in operating activities was $457,609 for the six months ended February 29, 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

10 | Page

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, revenue recognition, allowances for credit losses and product returns, allowance for obsolete inventory, valuation of long-lived assets and Rights of Use (“ROU”) assets (including lease liabilities), and deferred income tax asset valuation allowances. Actual results could differ materially from these estimates.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on August 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The Company places its cash with high credit quality financial institutions.

WKL Guanzhe business is primarily conducted in China and substantially all of revenue are denominated in RMB. The government of People’s Republic of China (“PRC”) imposes control over its foreign currency reserves in part through direct regulation of the conversion of RMB into foreign exchange and through restrictions on foreign trade.

11 | Page

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of February 28, 2025, and August 31, 2024, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net value of the face amount less any allowance for expected credit loss. The allowance for expected credit loss is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. An allowance for credit losses is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. The Company reviews the allowance for credit losses on a regular basis, and all past due balances are reviewed individually for collectability. An account receivable is written off after all collection effort has ceased. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

As of February 28, 2025 and August 31, 2024, our accounts receivable amounted to $57,970 and $62,914, respectively, with no allowance for credit losses.

12 | Page

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

13 | Page

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

Deferred Revenue

The Company collects deposits from customers in advance for some business contracts. The customer payments received in advance are recorded as deferred revenue on the balance sheet. The deferred revenue of $10,012 was recorded as of August 31, 2024, with $9,445 recognized as revenue for six months ended February 28, 2025. The Company recorded $8,687 deferred revenue as of February 28, 2025.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of February 28, 2025, and August 31, 2024, the Company deferred $3,167,640 and $449,576 of offering costs, respectively. Such costs will be deferred and will be offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of February 28, 2025.

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

14 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of February 28, 2025, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, by introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Accordingly, the Company adopted the provisions of ASU 2023-07 as of January 31, 2025. The adoption of the new standard had no impact on the Company’s financial position, results of operations or cash flows on the date of transition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects, if any, that the adoption of ASU 2023-09 may have on its financial position, results of operations, cash flows, or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose specific information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of ASU 2024-03 may have on its financial position, results of operations, cash flows, or disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

15 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	February 28, 2025	August 31, 2024

Finished goods	$260,671	$334,917
Raw materials and supplies	119,982	125,130

Total	$380,653	$460,047

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	February 28, 2025	August 31, 2024

Deposits and Prepayments	$46,394	$33,406
Other receivables (Advances to suppliers)	41,624	81,400

Total	$88,018	$114,806

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	February 28, 2025	August 31, 2024
Plant and machineries	$584,337	$601,405
Office equipment	59,590	61,143
Vehicles	80,590	83,239
Furniture and equipment	23,174	23,936
Renovation	117,827	121,700
	865,518	891,423
Less: Accumulated depreciation	(583,719)	(533,645)
Property, plant and equipment, net	$281,799	$357,778

Depreciation expense for the six months ended February 28, 2025, was $50,074. Depreciation expense for the period ended February 29, 2024, was $137,106.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of February 28, 2025, and August 31, 2023:

	February 28, 2025	August 31, 2024

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Technology-related intangible asset impairment	(20,580,040)	(20,580,040)
Adjusted carrying amount	62,567,727	62,567,727
Less: Accumulated amortization	(12,891,207)	(11,086,369)
Intangible assets, net	$49,676,520	$51,481,358

Amortization expenses for intangible assets for the three months ended February 28, 2025, and February 29, 2024 were $1,804,838 and $2,078,694 respectively.

16 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	February 28, 2025	August 31, 2024

Accounts payable	$114,606	$154,854
Accruals	47,672	113,046
Other payables	150,671	95,831
Total	$312,949	$363,731

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% per annum and tenure of 6 months, or mutually between the parties. The Company reported amount due to shareholders of $1,951,778 and $1,202,692 as of February 28, 2025, and August 31, 2024, respectively.

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

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of February 28, 2025, and August 31, 2024, the Company had 27,180,631 and 25,685,591 shares of its common stock issued and outstanding, respectively.

17 | Page

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Six Months Ended
	February 28, 2025	February 29, 2024
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	February 28, 2025	August 31, 2024
Net operating loss carry-forward	$45,200,000	$39,400,000
Less: valuation allowance	(45,200,000)	(39,400,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $45,200,000 at February 28, 2025, and approximately $39,400,000 at August 31, 2024, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

18 | Page

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

The following is a summary of ROU asset and operating lease liabilities:

	February 28, 2025	August 31, 2024
Assets:
ROU asset	$148,348	$199,647

Liabilities:
Current:
Operating lease liabilities	$99,590	$99,445
Non-current
Operating lease liabilities	57,337	108,891
Total lease liabilities	$156,927	$208,336

As of February 28, 2025, the remaining maturities of lease liabilities were as follows:

Operating lease
2025	$99,590
2026	48,901
2027	8,436
Total	$156,927

NOTE 14 COMMITMENTS AND CONTINGENCIES

In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended February 28, 2025, no material changes have occurred in our estimated liabilities from those disclosed in the Commitments and Contingencies of the Notes to condensed consolidated financial statements in our Form 10-Q.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2025, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended February 28, 2025, as compared to the three and six months ended February 29, 2024.

23 | Page

Three Months Ended February 28, 2025, versus Three Months February 28, 2024.

	Three Months Ended
	February 28, 2025	February 29, 2024	Changes	%
Revenue	$71,124	$41,174	$29,950	73%
Cost of revenue	70,066	87,075	(17,009)	(20)%
Gross profit/(loss)	1,058	(45,901)	46,959	102%
Operating expenses	1,276,345	1,473,759	(197,414)	(13)%
Loss from operation	(1,275,287)	(1,519,660)	244,373	16%
Other income	2,299	88,902	(86,603)	(97)%
Loss from operation before income taxes	$(1,272,988)	$(1,430,758)	157,770	11%

Revenue

The Group generated revenues of $71,124 in the three months ended February 28, 2025, as compared to $41,174 in the three months ended February 29, 2024, an increase in revenue of $29,950. This increase was primarily driven by the sale of Ionic Nano Copper Zinc solution, an airborne disinfectant product.

We are steadily building momentum and expanding the product’s reach across various markets, including residential, commercial, and industrial sectors. This is being achieved through the development of strategic distribution channels, project collaborations, and private labelling and licensing models. The Group remains committed to strengthening the traction of EvoAir™ air-conditioner and driving its adoption across diverse market segments, positioning ourselves for future growth in the emerging eco-friendly air-conditioning space.

We remain confident in the long-term prospects of EvoAir™ and are focused on continuing to innovate and address challenges, with a view to establishing the product as a leading solution in the sustainable cooling market.

Cost of revenue

For the three months ended February 28, 2025, cost of revenue increased to $70,066, or 99% of revenue, compared to $87,075 or 211% in the same period in 2024. The significant decrease in the cost of revenue as a percentage of sales was primarily driven by the lower production costs of the Ionic Nano Copper Zinc solution.

The cost of revenue encompasses production costs and purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operational and expand its product offering.

24 | Page

Gross profit/(loss)

For the three months ended February 28, 2025, the Company reported a gross profit of $1,058 or a gross margin of 1%, compared to a gross loss of $45,901 or 111% in the same period in 2024. The significant improvement in gross profit margin was primarily driven by the better margins achieved from the sale of the Ionic Nano Copper Zinc solution, which has contributed positively to our overall profitability.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

For the three months ended February 28, 2025, operating expenses amounted to $1,276,345, compared to $1,473,759 in the same period in 2024, reflecting a decrease of $197,414. This decrease was primarily driven by a reduction in technology-related intangible asset amortization following the impairment of intangible assets in the year ended August 31, 2024.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the three months ended February 28, 2025, and February 29, 2024 were not material.

Loss from operations before income taxes

The Company reported a loss from operations before income taxes of $1,273,148 for the three months ended February 28, 2025, compared to $1,430,758 in the corresponding period in 2024.

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

Six Months Ended February 28, 2025, versus Six Months February 28, 2024.

	Six Months Ended
	February 28, 2025	February 29, 2024	Changes	%
Revenue	$123,053	$132,492	$(9,439)	(7)%
Cost of revenue	160,176	187,401	(27,225)	(15)%
Gross loss	(37,123)	(54,909)	17,786	32%
Operating expenses	5,879,221	2,990,751	2,888,470	97%
Loss from operation	(5,916,344)	(3,045,660)	(2,870,684)	(94)%
Other income	2,452	90,581	(88,129)	(97)%
Loss from operation before income taxes	$(5,913,892)	$(2,955,079)	(2,958,813)	(100)%

25 | Page

Revenue

The Group generated revenues of $123,053 in the six months ended February 28, 2025, as compared to $132,492 in the six months ended February 29, 2024, a slight decrease in revenue of $9,439. The movement of revenue was attributable to the reduction in sale decline in EvoAir™ air-conditioner offset by the performance of Ionic Nano Copper Zinc solution, an airborne disinfectant product.

While the reduction in EvoAir™ air-conditioner sales impacted overall revenue, the growth in sales of the Ionic Nano Copper Zinc solution provided a partial cushion, contributing positively to the Group’s financial performance. The Group remains focused on driving the adoption of both products, and efforts to enhance the performance of EvoAir™ are ongoing, alongside continued expansion of the Ionic Nano Copper Zinc solution’s market presence.

We are confident that strategic initiatives in both product segments will enable the Group to regain momentum and drive growth in the coming quarters.

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

We are confident that strategic initiatives in both product segments will enable the Group to regain momentum and drive growth in the coming quarters.

Cost of revenue

For the six months ended February 28, 2025, cost of revenue increased to $160,176, or 130% of revenue, compared to $187,401 or 141% in the same period in 2024. This change in cost of revenue is consistent with the change in sales.

The cost of revenue encompasses production costs and purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiency as it continues to scale its operational and expand its product offering.

Gross loss

For the six months ended February 28, 2025, the Company reported a gross loss of $37,123 or a gross loss margin of 30%, compared to a gross loss of $54,909 or 41% in the same period in 2024. The improvement in gross loss margin was primarily driven by the better margins achieved from the sale of the Ionic Nano Copper Zinc solution.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

26 | Page

Operating expenses

For the six months ended February 28, 2025, operating expenses amounted to $5,879,221, compared to $2,952,751 in the same period in 2024, reflecting an increase of $2,888,470. This increase was primarily driven by a $3,261,676 rise in stock-based compensation, partially offset by a reduction in technology-related intangible asset amortization following the impairment of intangible assets in the year ended August 31, 2024.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the six months ended February 28, 2025, and February 29, 2024 were not material.

Loss from operations before income taxes

The Company reported a loss from operations before income taxes of $5,913,892 for the six months ended February 28, 2025, compared to $2,955,079 in the corresponding period in 2024.

The continued net loss is primarily attributable to the Company’s strategic investments in building the necessary infrastructure and resources to support its business expansion objectives. Additionally, the lack of economies of scale during this growth phase has impacted on the bottom line.

Management remains confident that these investments will position the Company for long-term growth and profitability as it scales operations and capitalizes on emerging opportunities. Strategies to enhance operational efficiencies and achieve economies of scale are key priorities moving forward.

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 28, 2025	August 31, 2024	Changes	%
Current assets	$726,102	$790,752	$(64,650)	(8)%
Current liabilities	2,381,483	1,684,638	696,845	41%
Working capital	(1,655,381)	(893,886)	(761,495)	(85)%

As of February 28, 2025, the decrease in current assets was mainly due to the decrease in inventories.

As of February 28, 2025, the increase in current liabilities was mainly due to the increase in amount due to shareholders of $749,086.

As of February 28, 2025, our company had a working capital deficit of $1,655,381, compared with $893,886 as of August 31, 2024.

Cash Flows

Six Months Ended February 28, 2025, versus Six Months Ended February 29, 2024

	February 28,	February 29,
	2025	2024	Changes	%
Cash flows provided by/(used in) operating activities	$10,691	$(457,609)	468,300	102%
Cash flows used in investing activity	-	(96,186)	96,186	100%
Cash flows used in financing activities	(4,358)	(4,144)	(214)	(5)%
Net changes in cash	6,333	(557,939)	564,272	101%

27 | Page

The Company’s cash and cash equivalents stood at $199,461 as of February 28, 2025. Cash provided by operating activities for the six months ended February 28, 2025, was $10,691. This resulted primarily from a net loss of $5,913,892 which was offset by depreciation of $50,074, amortization of $1,804,838, stock-based expense of $$3,261,676, decrease in operating lease right-of-use assets of $51,299, decrease in operating leases liabilities of $51,409, decrease in inventories of $79,394, decrease in deferred revenue of $1,325, decrease in deposit, prepayment and other receivables of $26,788, decrease in accounts receivable of $4,944, decrease in accounts payable and accruals of $105,622, increase in amounts due to shareholders of $749,086, and increase in other payables of $54,840.

Cash used in financing activities resulted in payments of hire purchase amounting to $4,358 during the six months ended February 28, 2025.

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

28 | Page

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying unaudited condensed consolidated financial statements include, inter-alia, revenue recognition, allowances for doubtful accounts and product returns, provisions for obsolete inventory, valuation of long-lived assets and rights of use (“ROU”) assets (including lease liabilities), and deferred income tax asset valuation allowances. The actual results could differ materially from these estimates.

Going Concern

The Company’s financial statements as of February 28, 2025, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of February 28, 2025, and August 31, 2024, the Company had an accumulated deficit of $45,163,080 and $39,401,857 respectively. The Company incurred net loss of $5,913,892 and $2,955,079 for the six months ended February 28, 2025, and February 29, 2024, respectively. The cash generated from operating activities was $10,691 for the six months ended February 28, 2025, and the cash used in operating activities was $457,609 for the six months ended February 29, 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

Material Commitments

We have no material commitments as of February 28, 2025.

Recent Accounting Pronouncements

29 | Page

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, by introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Accordingly, the Company adopted the provisions of ASU 2023-07 as of January 31, 2025. The adoption of the new standard had no impact on the Company’s financial position, results of operations or cash flows on the date of transition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects, if any, that the adoption of ASU 2023-09 may have on its financial position, results of operations, cash flows, or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose specific information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of ASU 2024-03 may have on its financial position, results of operations, cash flows, or disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

30 | Page

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2025. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses as at February 28, 2025:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three-month period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

31 | Page

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended February 28, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

32 | Page

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

33 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EvoAir Holdings Inc.

Dated: April 11, 2025	By:	/s/ Low Wai Koon
Low Wai Koon Chairman and Chief Executive Officer

Dated: April 11, 2025	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

34 | Page