Form 10-Q
period 2025-05-31
EvoAir Holdings Inc.
filed 2025-07-11
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 11, 2025
Common Stock, $0.001	27,180,631

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MAY 31, 2025 AND AUGUST 31, 2024

	May 31, 2025	August 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$81,016	$152,985
Accounts receivable	59,495	62,914
Inventories	435,021	460,047
Deposit, prepayments and other receivables	82,182	114,806
Total current assets	657,714	790,752

Non-current assets
Property, plant and equipment, net	278,951	357,778
Operating lease right-of-use assets	138,640	199,647
Deferred offering cost	3,210,094	449,576
Technology-related intangible assets, net	48,774,101	51,481,358
Total non-current assets	52,401,786	52,488,359

TOTAL ASSETS	$53,059,500	$53,279,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$282,062	$267,900
Other payables	164,411	95,831
Deferred revenue	16,014	10,012
Hire purchase creditor	7,075	8,758
Amounts due to shareholders	2,174,737	1,202,692
Operating lease liability - current	97,619	99,445
Total current liabilities	2,741,918	1,684,638

Non-current liabilities
Hire purchase creditor	-	4,320
Operating lease liabilities	46,870	108,891
Total non-current liabilities	46,870	113,211

TOTAL LIABILITIES	2,788,788	1,797,849

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 25,685,591 shares issued and outstanding as at May 31, 2025 and August 31, 2024*	27,181	25,686
Additional paid in capital	97,492,063	91,513,818
Accumulated other comprehensive loss	(129,114)	(48,827)
Accumulated deficit	(46,280,904)	(39,401,857)
Non-controlling interest	(838,514)	(607,558)
Total shareholders’ equity	50,270,712	51,481,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,059,500	$53,279,111

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024.

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025 AND 2024

	Three months ended		Nine months ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024

Revenue	$37,306	$89,616	$160,359	$222,108
Cost of revenue	8,505	56,741	168,681	244,142
Gross profit/(loss)	28,801	32,875	(8,322)	(22,034)

Operating expenses:
Selling and marketing expenses	5,566	23,646	20,264	61,849
General and administrative expenses	1,231,898	984,048	7,096,421	3,936,596
Total operating expenses	1,237,464	1,007,694	7,116,685	3,998,445

Loss from operation	(1,208,663)	(974,819)	(7,125,007)	(4,020,479)

Other income
Interest (expense)/income	(32)	(32)	147	44
Other income	21,857	410	24,130	90,915
Total other income	21,825	378	24,277	90,959

Loss from operation before income taxes	(1,186,838)	(974,441)	(7,100,730)	(3,929,520)

Income tax expenses	-	-	-	-

Net loss	$(1,186,838)	$(974,441)	$(7,100,730)	$(3,929,520)

Less: Net loss attributable to non-controlling interests	(69,014)	(81,747)	(221,683)	(225,599)

Net loss attributable to equity holders of the Company	(1,117,824)	(892,694)	(6,879,047)	(3,703,921)

Other comprehensive loss:
Foreign currency translation adjustment	(103,798)	(86,717)	(89,560)	(170,798)
Total comprehensive loss	(1,221,622)	(979,411)	(6,968,607)	(3,874,719)

Less: net comprehensive (loss)/income attributable to non-controlling interests	(21,508)	7,368	(9,273)	2,202

Net comprehensive loss attributable to equity holders of the Company	(1,200,114)	(986,779)	(6,959,334)	(3,876,921)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted*	(0.04)	(0.03)	(0.26)	(0.14)

Weighted average number of common shares outstanding:
Basic and diluted*	27,180,631	25,685,591	26,709,695	25,676,029

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025 AND 2024

	Common Stock		Additional		Accumulated other
	Shares*	Amount	Paid in capital	Accumulated deficit	comprehensive loss	Shares to be issued	Non-controlling interests	Total

Balance as of August 31, 2023	25,577,734	$25,578	$90,447,874	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for Cash	93,455	94	934,504	-	-	(934,598)	-	-
Issuance of common stock for service	14,402	14	131,440	-	-	(131,454)	-	-
Foreign currency translation adjustment	-	-	-	-	(85,208)	-	(2,793)	(88,001)
Net loss	-	-	-	(1,444,323)	-	-	(79,998)	(1,524,321)
Balance as of November 30, 2023	25,685,591	$25,686	$91,513,818	$(14,967,589)	$(102,244)	$-	$(230,971)	$76,238,700
Foreign currency translation adjustment	-	-	-	-	6,293	-	(2,373)	3,920
Net loss	-	-	-	(1,366,904)	-	-	(63,854)	(1,430,758)
Balance as of February 29, 2024	25,685,591	$25,686	$91,513,818	$(16,334,493)	$(95,951)	$-	$(297,198)	$74,811,862
Capital contribution	-	-	65,598	-	-	-	-	65,598
Foreign currency translation adjustment	-	-	-	-	(94,085)	-	7,368	(86,717)
Net loss	-	-	-	(892,694)	-	-	(81,747)	(974,441)
Balance as of May 31, 2024	25,685,591	$25,686	$91,579,416	$(17,227,187)	$(190,036)	$-	$(371,577)	$73,816,302

	Common Stock		Additional		Accumulated other	Shares
	Shares*	Amount	Paid in capital	Accumulated deficit	comprehensive loss	to be issued	Non-controlling interests	Total

Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$-	$(607,558)	$51,481,262
Issuance of common stock for consulting service	1,494,935	1,495	5,978,245	-	-	-	-	5,979,740
Fraction shares issued due to reverse stock split	105	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	7,837	-	10,933	18,770
Net loss	-	-	-	(4,555,401)	-	-	(85,503)	(4,640,904)
Balance as of November 30, 2024	27,180,631	$27,181	$97,492,063	$(43,957,258)	$(40,990)	$-	$(682,128)	$52,838,868
Foreign currency translation adjustment	-	-	-	-	(5,834)	-	1,302	(4,532)
Net loss	-	-	-	(1,205,822)	-	-	(67,166)	(1,272,988)
Balance as of February 28, 2025	27,180,631	$27,181	$97,492,063	$(45,163,080)	$(46,824)	$-	$(747,992)	$51,561,348
Foreign currency translation adjustment	-	-	-	-	(82,290)	-	(21,508)	(103,798)
Net loss	-	-	-	(1,117,824)	-	-	(69,014)	(1,186,838)
Balance as of May 31, 2025	27,180,631	$27,181	$97,492,063	$(46,280,904)	$(129,114)	$-	$(838,514)	$50,270,712

*	Retroactively restated to reflect 1-for-4 share consolidation effective on September 11, 2024

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS ENDED MAY 31, 2025 AND 2024

	May 31, 2025	May 31, 2024

Cash flows from operating activities
Net loss	$(7,100,730)	(3,929,520)
Adjustments for non-cash income and expenses:
Depreciation	84,729	187,729
Amortization	2,707,257	3,118,041
Stock based expense	3,261,676	-
Changes in operating assets and liabilities:
Accounts receivables	3,419	(12,647)
Inventories	25,026	(104,992)
Deposit, prepayments and advances to suppliers	32,624	147,654
Operating lease right-of-use assets	61,007	61,351
Accounts payable and accruals	14,162	56,584
Deferred revenue	6,002	(48,632)
Operating lease liabilities	(63,847)	(64,369)
Other payables	68,580	(6,258)

Net cash used in operations	$(900,095)	$(595,059)

Cash flows from investing activity
Purchase of property, plant and equipment	(5,902)	(102,414)
Cash used in investing activity	$(5,902)	$(102,414)

Cash flows from financing activities
Loan from shareholders	972,045	524,587
Payments of hire purchase	(6,003)	(5,885)
Payment of deferred offering costs	(42,454)	(449,576)
Proceeds from capital contribution	-	65,598
Net cash generated from financing activities	$923,588	$134,724

Net increase/(decrease) in cash and cash equivalents	17,591	(562,749)
Effect of exchange rate changes	(89,560)	(170,798)
Cash and cash equivalents at start of period	152,985	779,049
Cash and cash equivalents at end of period	81,016	45,502

Supplemental disclosure of non-cash investing and financing information :
Common stock issued for consulting service in related to Initial public offering	$2,718,064	$-

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025, AND 2024

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

7 | Page

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

8 | Page

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

9 | Page

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

10 | Page

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2025, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of May 31, 2025, the Company had an accumulated deficit of $46,280,904 and a working capital deficiency of $2,084,204. As of August 31, 2024, the accumulated deficit was $39,401,857 and the working capital deficiency was $893,886. The Company incurred net loss of $7,100,730 and $3,929,520 for the nine months ended May 31, 2025, and 2024, respectively. The cash used in operating activities was $900,095 for the nine months ended May 31, 2025, and the cash used in operating activities was $595,059 for the nine months ended May 31, 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

11 | Page

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of May 31, 2025, and August 31, 2024, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

12 | Page

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

As of May 31, 2025 and August 31, 2024, our accounts receivable amounted to $59,495 and $62,914, respectively, with no allowance for credit losses.

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

13 | Page

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

Deferred Revenue

The Company collects customer deposits in advance for certain business contracts. These advance payments are initially recorded as deferred revenue on the balance sheet. As of August 31, 2024, deferred revenue totaled $10,012, with $5,979 was recognized as revenue during the nine months ended May 31, 2025. As of May 31, 2025, the Company recorded a deferred revenue balance of $16,014.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of May 31, 2025, and August 31, 2024, the Company deferred $3,210,094 and $449,576 of offering costs, respectively. Such costs will be deferred and will be offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of May 31, 2025.

14 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of May 31, 2025, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Pronouncements

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

NOTE 5 INVENTORIES

Inventories consist of the following:

	May 31, 2025	August 31, 2024

Finished goods	$92,215	$334,917
Raw materials and supplies	342,806	125,130

Total	$435,021	$460,047

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments, and other receivables consists of the following:

	May 31, 2025	August 31, 2024

Deposits and Prepayments	$47,439	$33,406
Other receivables (Advances to suppliers)	34,743	81,400

Total	$82,182	$114,806

15 | Page

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	May 31, 2025	August 31, 2024
Plant and machineries	$598,681	$601,405
Office equipment	63,760	61,143
Vehicles	84,477	83,239
Furniture and equipment	24,292	23,936
Renovation	126,115	121,700
	897,325	891,423
Less: Accumulated depreciation	(618,374)	(533,645)
Property, plant and equipment, net	$278,951	$357,778

Depreciation expense for the nine months ended May 31, 2025, was $84,729. Depreciation expense for the period ended May 31, 2024, was $187,729.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of May 31, 2025, and August 31, 2024:

	May 31, 2025	August 31, 2024

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Technology-related intangible asset impairment	(20,580,040)	(20,580,040)
Adjusted carrying amount	62,567,727	62,567,727
Less: Accumulated amortization	(13,793,626)	(11,086,369)
Intangible assets, net	$48,774,101	$51,481,358

Amortization expenses for intangible assets for the nine months ended May 31, 2025, and 2024 were $2,707,257 and $3,118,041 respectively.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	May 31, 2025	August 31, 2024

Accounts payable	$136,229	$154,854
Accruals	145,833	113,046
Other payables	164,411	95,831
Total	$446,473	$363,731

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured loans bearing 3% annual interest, with a six-month term or as mutually agreed by the parties. The Company reported amount due to shareholders of $2,174,737 and $1,202,692 as of May 31, 2025, and August 31, 2024, respectively.

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

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of May 31, 2025, and August 31, 2024, the Company had 27,180,631 and 25,685,591 shares of its common stock issued and outstanding, respectively.

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

17 | Page

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Nine Months Ended
	May 31, 2025	May 31, 2024
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	May 31, 2025	August 31, 2024
Net operating loss carry-forward	$46,300,000	$39,400,000
Less: valuation allowance	(46,300,000)	(39,400,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $46,300,000 as of May 31, 2025, and approximately $39,400,000 as of August 31, 2024, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

18 | Page

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

The following is a summary of ROU asset and operating lease liabilities:

	May 31, 2025	August 31, 2024
Assets:
ROU asset	$138,640	$199,647

Liabilities:
Current:
Operating lease liabilities	$97,619	$99,445
Non-current
Operating lease liabilities	46,870	108,891
Total lease liabilities	$144,489	$208,336

As of May 31, 2025, the remaining maturities of lease liabilities were as follows:

Operating lease
2026	$97,619
2027	46,870
Total	$144,489

NOTE 14 COMMITMENTS AND CONTINGENCIES

In the normal course of business, we are subject to the effects of certain contractual stipulations, events, transactions, and laws and regulations that may, at times, require the recognition of liabilities. We establish estimated liabilities when the associated costs related to uncertainties or guarantees become probable and can be reasonably estimated. For the period ended May 31, 2025, there were no significant changes to our estimated liabilities from those reported in the Commitments and Contingencies note of the condensed consolidated financial statements in our Form 10-Q.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2025, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2025, as compared to the three and nine months ended May 31, 2024.

23 | Page

Three Months Ended May 31, 2025, versus Three Months May 31, 2024.

	Three Months Ended May 31
	2025	2024	Changes	%
Revenue	$37,306	$89,616	$(52,310)	(58)%
Cost of revenue	8,505	56,741	(48,236)	(85)%
Gross profit	28,801	32,875	(4,074)	(12)%
Operating expenses	1,237,464	1,007,694	229,770	23%
Loss from operation	(1,208,663)	(974,819)	(233,844)	(24)%
Other income	21,825	378	21,447	5674%
Loss from operation before income taxes	$(1,186,838)	$(974,441)	(212,397)	(22)%

Revenue

The Group generated revenues of $37,306 in the three months ended May 31, 2025, as compared to $89,616 in the three months ended May 31, 2024. The decrease of $52,310 was primarily due to reduction in sales of EvoAir™ air-conditioner.

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

Cost of revenue

For the three months ended May 31, 2025, cost of revenue decreased to $8,505, or 23% of revenue, compared to $56,741, or 63% of revenue in the same period in 2024. The significant decrease in the cost of revenue as a percentage of sales was primarily driven by the lower production costs of the Ionic Nano Copper Zinc solution.

The cost of revenue encompasses production costs and purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operational and expand its product offering.

Gross profit

For the three months ended May 31, 2025, the Company reported a gross profit of $28,801 or a gross margin of 77%, compared to a gross profit of $32,875, or a gross profit margin of 37% in the same period in 2024. The significant improvement in gross profit margin was primarily driven by the better margins achieved from the sale of the Ionic Nano Copper Zinc solution, which has contributed positively to our overall profitability.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

For the three months ended May 31, 2025, operating expenses amounted to $1,237,464, compared to $1,007,694 in the same period in 2024, reflecting an increase of $229,770. This increase was primarily driven by the increased general and administrative expenses net with the reduction in technology-related intangible asset amortization following the impairment of intangible assets in the year ended August 31, 2024.

24 | Page

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the three months ended May 31, 2025, and 2024 were not material.

Loss from operations before income taxes

The Company reported a loss from operations before income taxes of $1,186,838 for the three months ended May 31, 2025, compared to $974,441 in the corresponding period in 2024.

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

Nine Months Ended May 31, 2025, versus Nine Months May 31, 2024.

	Nine Months Ended May 31
	2025	2024	Changes	%
Revenue	$160,359	$222,108	$(61,749)	(28)%
Cost of revenue	168,681	244,142	(75,461)	(31)%
Gross loss	(8,232)	(22,034)	13,712	62%
Operating expenses	7,116,685	3,998,445	3,118,240	78%
Loss from operation	(7,125,007)	(4,020,479)	(3,104,528)	(77)%
Other income	24,277	90,959	(66,682)	(73)%
Loss from operation before income taxes	$(7,100,730)	$(3,929,520)	(3,171,210)	(81)%

Revenue

The Group generated revenues of $ 160,359 in the nine months ended May 31, 2025, as compared to $222,108 in the nine months ended May 31, 2024, a decrease in revenue of $61,749. The overall revenue decrease of $61,000 was mainly driven by significant reduction in EvoAir air-conditioners sales. However, this decline was mitigated by increased in sales of Ionic Nano Copper Zinc Solution.

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

25 | Page

We are confident that strategic initiatives in both product segments will enable the Group to regain momentum and drive growth in the coming quarters.

Cost of revenue

For the nine months ended May 31, 2025, cost of revenue increased to $168,681, or 105% of revenue, compared to $244,142 or 110% in the same period in 2024. This change in cost of revenue is consistent with the change in sales.

The cost of revenue encompasses production costs and purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiency as it continues to scale its operational and expand its product offering.

Gross loss

For the nine months ended May 31, 2025, the Company reported a gross loss of $8,322 or a gross loss margin of 5%, compared to a gross loss of $22,034 or negative gross profit margin of 10% in the same period in 2024. The improvement in gross loss margin was primarily driven by the better margins achieved from the sale of the Ionic Nano Copper Zinc solution.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

For the nine months ended May 31, 2025, operating expenses amounted to $7,116,685, compared to $3,998,445 in the same period in 2024, reflecting an increase of $3,118,240. This increase was primarily driven by a $3,261,676 rise in stock-based compensation, partially offset by a reduction in technology-related intangible asset amortization following the impairment of intangible assets in the year ended August 31, 2024.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income decreased, mainly due to the decrease in realized foreign exchange gain from the amount due to shareholders’ wires in period ended May 31, 2024.

Loss from operations before income taxes

The Company reported a loss from operations before income taxes of $7,100,730 for the nine months ended May 31, 2025, compared to $3,929,520 in the corresponding period in 2024.

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

26 | Page

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31, 2025	August 31, 2024	Changes	%
Current assets	$657,714	$790,752	$(133,038)	(17)%
Current liabilities	2,741,918	1,684,638	1,057,280	63%
Working capital	(2,084,204)	(893,886)	(1,190,318)	(133)%

As of May 31, 2025, the decrease in current assets was mainly due to the decrease in cash, and prepayments.

As of May 31, 2025, the increase in current liabilities was mainly due to the increase in amount due to shareholders of $972,045.

As of May 31, 2025, our company had a working capital deficit of $2,084,204, compared with $893,886 as of August 31, 2024.

Cash Flows

Nine Months Ended May 31, 2025, versus Nine Months Ended May 31, 2024

	May 31,	May 31,
	2025	2024	Changes	%
Cash flows used in operating activities	$(900,095)	$(595,059)	(305,036)	(51)%
Cash flows used in investing activity	(5,902)	(102,414)	96,512	94%
Cash flows generated from financing activities	923,588	134,724	788,864	586%
Net changes in cash	17,591	(562,749)	580,340	103%

The Company’s cash and cash equivalents stood at $81,016 as of May 31, 2025. Cash used in operating activities for the nine months ended May 31, 2025, was $900,095. This resulted primarily from a net loss of $7,100,730 which was offset by depreciation of $84,729, amortization of $ 2,707,257, stock-based expense of $$3,261,676, decrease in operating lease right-of-use assets of $61,007, decrease in operating leases liabilities of $63,847, decrease in inventories of $25,026, increase in deferred revenue of $ 6,002, decrease in deposit, prepayment and other receivables of $32,624, decrease in accounts receivable of $3,419, increase in accounts payable and accruals of $14,162, and increase in other payables of $68,580.

Cash used in investing activities resulted in purchase of property, plant and equipment amounting to $5,902 during the nine months ended May 31, 2025.

Cash generated from financing activities resulted in proceeds from shareholders of $972,045, payments of hire purchase amounting to $6,003 and deferred offering costs of $42,454 during the nine months ended May 31, 2025.

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

27 | Page

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

Going Concern

The Company’s financial statements as of May 31, 2025, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of May 31, 2025, the Company had an accumulated deficit of $46,280,904 and a working capital deficiency of $2,084,204. As of August 31, 2024, the accumulated deficit was $39,401,857 and the working capital deficiency was $893,886. The Company incurred net loss of $7,100,730 and $3,929,520 for the nine months ended May 31, 2025, and 2024, respectively. The cash used in operating activities was $900,095 for the nine months ended May 31, 2025, and the cash used in operating activities was $595,059 for the nine months ended May 31, 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

28 | Page

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

Material Commitments

We have no material commitments as of May 31, 2025.

Recent Accounting Pronouncements

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

29 | Page

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2025. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses as at May 31, 2025:

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

30 | Page

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended May 31, 2025

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

31 | Page

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

32 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EvoAir Holdings Inc.

Dated: July 11, 2025	By:	/s/ Low Wai Koon
Low Wai Koon Chairman and Chief Executive Officer

Dated: July 11, 2025	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

33 | Page