Form 10-K
period 2025-08-31
EvoAir Holdings Inc.
filed 2025-11-12
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended AUGUST 31, 2025

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

The registrant had 27,180,631 shares of our Common Stock par value, $0.001 issued and outstanding as of November 7, 2025.

The aggregate market value of the Company’s common stock held by non-affiliates of 11,234,841 shares computed by reference to the closing price of the Company’s, common stock of $23.00, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $258,401,343 on February 28, 2025.

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

On December 20, 2021, the Company and Low Wai Koon (“Dr. Low”) entered into a share transfer agreement, (the “EvoAir International Share Transfer Agreement”), pursuant to which Dr. Low agreed to sell all of his ordinary shares of EvoAir International Limited (“EvoAir International”) to the Company for a consideration of US$100 (“EvoAir Transaction”). EvoAir International, through its subsidiaries upon completion of the Transactions (defined hereunder), is engaged in the research and development (“R&D”), manufacturing, trading, sale of eco-friendly HVAC products and related services in Asia.

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

(C) On December 20, 2021, Tan Soon Hock, Oh Ivan Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which Tan Soon Hock, Oh Ivan Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EvoAir Group to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 EvoAir Shares, 2,520,000 EvoAir Shares and in aggregate 6,001,794 EvoAir shares, respectively, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Then Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

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

On August 14, 2024, the WKL Eco Earth Holdings has increased its investment in WKL Guanzhe Green Technology Guangzhou Co Ltd (China) by injecting an additional RMB2,000,000 into its registered capital. This investment has resulted in an increase in WKL Eco Earth Holding’s equity interest in WKL Guanzhe Green Technology to 62.5%.

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

No fractional shares was issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number.

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

5 | Page

Details of the Company’s subsidiaries:

Name	Place and date of incorporation	Principal activities	Ownership
EvoAir International Limited (“EvoAir International”)	British Virgin Islands, November 17, 2021	Investment holding.	100%

Subsidiary of EvoAir International
WKL Eco Earth Holdings Pte. Ltd. (“WKL Eco Earth Holdings”)	Singapore, July 12, 2018	Investment holding and research and development (“R&D”), marketing and sale of eco-friendly heating, ventilation, and air conditioning (“HVAC”) products and related services.	100%

Subsidiaries of WKL Eco Earth Holdings
WKL Eco Earth Sdn. Bhd. (“WKL Eco Earth”)	Malaysia, May 17, 2017	R&D, manufacturing, marketing and sale of eco-friendly HVAC products, and the manufacture and sale of related services as well as food, pharmaceutical products, and orthopaedic goods.	100%

WKL Green Energy Sdn Bhd (“WKL Green Energy”)	Malaysia, October 24, 2017	R&D on biotechnology.	100%

EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”)	Malaysia, March 22, 2019	Holding company, R&D, manufacturing, marketing and sale of eco-friendly HVAC products and related services.	67.5%

WKL EcoEarth Indochina Co. Ltd (“WKL EcoEarth Indochina”)	Cambodia, February 4, 2021	Marketing and sale of eco-friendly HVAC products and related services.	55%

WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”)	People’s Republic of China, April 6, 2021	Manufacturing, marketing and sale of eco-friendly HVAC products and related services	62.5%

Subsidiary of EvoAir Manufacturing
Evo Air Marketing (M) Sdn. Bhd. (“Evo Air Marketing”)	Malaysia, February 2, 2021	Marketing and sale of eco-friendly HVAC products and related services	100%

6 | Page

Our Future Strategies

We intend to pursue the following strategies to further develop and expand our business:

●	Continued investment in research and development in hybrid air-conditioning products

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

●	Continued promotion of air purifier and air-sanitizing products

The Group is expanding usage and application of its INCU Technology, which acts as an effective disinfectant solution into more sectors and markets as the Group foresees growth in demand for air-sanitizing products as a must-have product in general consumer households in the near future. Besides household consumers, the Group also aims to expand its commercial and industrial customer base, as well as partake in public sanitation projects. In terms of sanitation products, the company aims to expand into personal healthcare products such as formulated toiletries cleansers incorporating the INCU ionic nano copper solution as an active ingredient

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

9 | Page

Manufacturing

The Group produces its Coolpressor under its EvoAirTM brand. Meanwhile, the Group partners with OEMs to produce an air-conditioner indoor unit (blower) to complement its EvoAirTM Coolpressor as well as its eco-friendly portable air-conditioner systems under its e-Cond EVOTM brand. The Group has managed to situate its manufacturing plants in both Malaysia and China through its operating subsidiaries, EvoAir Manufacturing and WKL Guanzhe Green Technology Guangzhou, respectively. The Group operates manufacturing plants and assembly lines in China and Malaysia approximately 30,000 square feet of manufacturing space. By distributing its manufacturing capacity geographically, the Group is able to maintain a flexible supply chain concentrating production of products according to demand from different regions.

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

10 | Page

Ionic Nano Copper Zinc (INCZN)

In response to growing public health concerns and the increasing demand for environmental disinfectant solutions, the Group has introduced Ionic Nano Copper Zinc (INCZN), a new product developed for airborne sanitization through copper and zinc-based diffusion.

The Group produces the product in accordance with the technical and quality standards outlined by WKL Eco Earth. The Group authorized a sole distributor in Malaysia to retail the Ionic Nano Copper Zinc to be used in the Immune Air Purifier.

Designed to be used in conjunction with specialized diffusers, the solution works by releasing nanoparticles of copper (Cu) and zinc (Zn) into the air. These particles are scientifically recognized for their antimicrobial properties, effectively inhibiting airborne viruses, bacteria and other pathogens. Ionic Nano Copper Zinc is intended for continuous environmental disinfection in enclosed spaces such as offices, public facilities and residential environments.

This product further complements the Group’s ecosystem of air-purifying solutions, reinforcing its brand positioning as a provider of advanced, eco-conscious environmental health technologies.

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

The Air Conditioner Industry

Growing demand for cooling

According to International Energy Agency (“IEA”) (https://www.iea.org/energy-system/buildings/space-cooling#tracking), there are currently about 2 billion air conditioning units operating worldwide, and by 2050, it is predicted that there will be 5.6 billion units. According to the statistics report published by the Japan Refrigeration and Air Conditioning Industry Association (“JRAIA”) (https://www.jraia.or.jp) in June 2025, the world’s total air conditioner demand in 2024 is estimated at 131,638 thousand units, which represents 106% of the world demand of 2023. Looking at the 2024 world demand in terms of Japan, China and other regions, the largest demand is from China, of which demand is estimated to have reached 49.726 million units, representing 105% of its 2024 demand. China’s demand accounts for 38% of the world’s total demand. Next to China, the Asian region (excluding Japan and China) stands at 25.249 million units, followed by North America with 19.199 million units, Japan with 10.187 million units, Europe with 9.533 million units and Latin America with 7.325 million units.

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

	Number of Aircon sold per Year (Thousands of units)
	2019	2020	2021	2022	2023	2024
World	115,872	107,447	110,041	117,770	123,932	131,638
Residential Aircon	101,952	93,949	95,162	99,899	105,857	113,514
Commercial Aircon	13,920	13,499	14,879	17,871	18,075	18,124

By Continent
North America	14,226	15,029	16,515	19,026	18,416	19,199
Asia (Ex-Japan and China)	19,245	16,196	17,983	20,066	22,464	25,249
Europe	7,991	7,604	8,885	9,517	9,650	9,533
Latin America	8,254	7,423	6,547	7,016	7,288	7,329
Middle East	4,194	3,992	3,684	4,227	4,009	5,189
Africa	3,125	2,981	3,489	3,572	3,699	3,791
Oceania	1,319	1,396	1,432	1,464	1,376	1,435
	58,354	54,621	58,535	64,888	66,902	71,725

By Country (Standalone)
Japan	10,768	10,687	10,201	9,885	9,589	10,187
China	46,751	42,142	41,305	42,998	47,440	49,726
	57,519	52,829	51,506	52,883	57,029	59,913

Total	115,873	107,450	110,041	117,771	123,931	131,638

Selected South East Asia
Malaysia	1,001	902	867	889	913	954
Singapore	135	113	121	129	127	129
Thailand	1635	1,515	1,962	1,496	1,584	1,707
Vietnam	2432	2,153	1,877	1,826	1,929	2,200

Source: Estimates of World Air Conditioner Demand (July 2022 & June 2025) - The Japan Refrigeration and Airconditioning Industry Association (JRAIA)

As derived from the JRAIA report, in 2025, approximately 132 million units of air conditioners were sold globally of which approximately 86% were residential units and approximately 14% were commercial units.

Based on statistics available in the JRAIA report, we calculated both CAGR of residential and commercial air conditioners from 2020 to 2024 increased to approximately 4.84% and 7.64% respectively. China was the largest consumer of air conditioners globally and it accounted for approximately 37.77% of all air conditioners sales. By continent, Asia (Ex-Japan and China) had the highest CAGR of approximately 11.74% from 2020 to 2025 followed by Middle East at approximately 6.78% CAGR.

13 | Page

No.	Major Aircon Brands Globally	Company	Securities Exchange(1)	Principal Activities (2)	Market Capitalisation (USD’bn) (3)	HVAC Revenues (USD’bn) (4)
1	Daikin	Daikin Industries Ltd	Tokyo Stock Exchange	Daikin Industries Ltd manufactures air conditioners and refrigerants. The company provides an array of products and technologies related to air-conditioning, refrigeration systems, oil hydraulics, defense systems, chemicals, and other electronics. The company’s air conditioners are widely used in residential, commercial, and industrial applications. It also offers chemical products such as fluoroplastics, chemical engineering machinery, fluorocarbons, and fine chemical products. The company offers industrial hydraulic equipment and machinery, mobile hydraulic equipment, components for guided missiles and oxygen therapy equipment.	34.12	23.86(5)
2	Midea	Midea Group Co	Shenzhen Stock Exchange	Midea Group Co Ltd is a manufacturer, marketer, and seller of diversified products, including consumer appliances, HVAC (heating, ventilation and air-conditioning) systems, robotics and industrial automation and smart supply chain. The company’s major products include both residential and commercial air-conditioners, laundry appliances, kitchen appliances, refrigerators, smart logistics, components, and various small home appliances. It also provides installation, maintenance, after-sale and professional services.	74.95	22.59
3	Trane	Trane Technologies PLC	New York Stock Exchange	Trane Technologies Plc is a manufacturer of industrial goods. It designs, manufactures, and sells a portfolio of industrial and commercial products. The company’s products enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food, and perishables; and increase industrial productivity and efficiency.	96.70	12.73
4	Carrier	Carrier Global Corp	New York Stock Exchange	Carrier Global Corp is a provider of heating, ventilating, air-conditioning, refrigeration systems, building automation, and fire and security technologies. The company’s products comprise furnaces, air conditioners, heat pumps, ductless systems, refrigeration equipment, boilers, indoor air quality products, compressors, thermostats, and refrigeration equipment. It also offers design, maintenance, and installation services.	47.88	14.81
5	LG	LG Electronics Inc	Korean Exchange	LG Electronics Inc manufactures and distributes consumer electronics and home appliances. The company’s product portfolio comprises televisions, monitors, personal computers, refrigerators, audio and beauty appliances, video equipment, washing machines, dishwashers, air purifiers, dehumidifiers, residential and commercial air conditioners, and vacuum cleaners. It also offers vehicle components, smartphones, information displays, solar panels, substrate and material, motor and sensor components, optic solutions, automotive components and camera modules.	9.80	N/A
6	Panasonic	Panasonic Corp	Tokyo Stock Exchange	Panasonic Holdings Corp develops, produces, sells and services a range of electric and electronic products. Panasonic’s product portfolio includes room air-conditioners, TVs, fixed-phones, digital cameras, video equipment, home audio equipment, rice cookers, lamps, wiring devices, air-conditioning equipment, air purifiers and bicycles. It also offers electronic components, mounting machines, welding equipment, PCs and tablets, projectors, batteries, electric motors, electronic components, electronic materials, semiconductors and LCD panels. It provides consumer, logistics, automotive, aviation, entertainment, manufacturing and housing solutions, among others.	25.85	5.75(5)
7	Mitsubishi Electric	Mitsubishi Electric Corp	Tokyo Stock Exchange	Mitsubishi Electric Corp develops, manufactures, and markets electrical and electronics products. The companys product portfolio comprises of air conditioning systems, home products, factory automation systems, automotive equipment, building systems, energy systems, visual information systems, transportation systems, semiconductors and devices, information and communication systems, space systems and public systems. It also offers maintenance services, it infrastructure services and network services. Mitsubishi Electric serves information processing and communications, space development and satellite communications, consumer electronics, industrial technology, energy, transportation, and building equipment sectors.	56.62	9.38(5)

14 | Page

8	Haier	Haier Smart Home Co Ltd	Shanghai Stock Exchange	Haier Group is involved in the manufacturing, marketing and selling of a wide range of home appliances and consumer electronic products such as refrigerators, air conditioners, washing machines, water heaters, TVs, kitchen electric appliances, digital and home appliances, and computers.	23.43	6.47
9	Lennox	Lennox International Inc	New York Stock Exchange	Lennox International Inc is a climate control solutions provider. The company designs, manufactures and markets a wide range of products for the heating, ventilation, air conditioning and refrigeration (HVACR) markets. Its heating and cooling products comprise a broad range of heat pumps, furnaces, packaged heating and cooling systems, accessories to improve indoor air quality, air conditioners, comfort control products, installation and services of commercial heating and cooling equipment, replacement parts and supplies.	17.20	3.29
10	Johnson Controls	Johnson Controls International PLC	New York Stock Exchange	Johnson Controls International Plcis a technology and multi-industrial company. It engineers, develops, manufactures, and installs building products and systems. The company offers HVAC equipment, fire suppression, distributed energy storage, fire detection, industrial refrigeration, building automation and controls, digital solutions, residential and smart home security, and retail solutions, among others.	79.10	NA
11	Samsung	Samsung Electronics Co. Ltd	Korean Exchange	Samsung Electronics Co Ltd is a manufacturer of consumer electronics, information technology and mobile communications, and device solutions. The company’s product portfolio includes televisions, refrigerators, washing machines, air conditioners, medical devices, printers, monitors, computers, network systems, and digital cameras. It also manufactures LCD and LED panels, mobile phones and smartphones, tablets, and related accessories. Samsung provides solutions to retail, hospitality, healthcare institutions, finance, education, transportation, and government sectors.	408.52	NA
12	Whirlpool	Whirlpool Corp	New York Stock Exchange	Whirlpool Corp is a designer, manufacturer, and supplier of home and kitchen appliances. Its product portfolio includes laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers, washing machines, air conditioners, heating and cooling products, water filters, and other portable household appliances.	4.00	NA
13	Sharp	Sharp Corp	Tokyo Stock Exchange	Sharp Corp (Sharp) designs, develops, and markets digital information equipment, health and environmental equipment, energy, and business solutions. The company’s major products include refrigerators, microwave ovens, electric fans, beauty appliances, LED lights, air conditioners, washing machines, televisions, projectors, mobile phones, tablets, calculators, telephones, thin-film solar cells, solar cells, and storage battery. It also provides sensors, office solutions, humidifiers, dehumidifiers, business projectors, information displays, options and consumables, software, and ultrasonic cleaners. The company serves to original equipment manufacturers, electronics industries, solar industries, and household customers.	3.46	NA

(1) Source: https://finance.yahoo.com/

(2) Source: https://www.globaldata.com/

(3) Source: https://finance.yahoo.com/ (5 November 2025); foreign exchange rate: https://www.oanda.com/currency-converter/en/ (7 November 2025)

(4) Source: Bloomberg, Valuer’s estimates, Financial year ended 31 December 2023

(5) Financial year ended 31 March 2024

15 | Page

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several patents or pending patents for our proprietary drone, sensor and software technologies filed in the United States and certain jurisdictions abroad. As of November 7, 2025, our trademark portfolio includes granted patent or utility model/ patent or utility model pending in various countries and stages. We also consider our manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Risk Factors.”

Trademarks
Mark	Country	Application No.	Filing Date	Status
	Malaysia	TM2021004997	24.02.2021	Registered
	Singapore	40202113590Q	09.06.2021	Registered
QCOV	Malaysia	TM2021004999	24.02.2021	Registered
	Singapore	40202113589T	09.06.2021	Registered
	Malaysia	TM2021025558	14.09.2021	Registered
	Malaysia	TM2021018495	07.07.2021	Registered
	Malaysia	TM2021012892	04.05.2021	Registered
EvoAir	Malaysia	TM2021002685	29.01.2021	Registered
We Cha	Malaysia	TM2020000453	09.01.2020	Registered
回球	Malaysia	TM2020000455	09.01.2020	Registered
回球	China	43752514	13.01.2020	Registered
	Malaysia	2017076420	27.12.2017	Registered
	Malaysia	TM2020007202	20.04.2020	Registered
	Singapore	40202022969Y	02.11.2020	Registered

16 | Page

Grated Patents or Utility Models and Pending Patents or Utility Models
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date
Condensing Unit (E-coil)	Malaysia	Granted	UI2019003217	04.06.2019	-	04.12.2020
Condensing Unit (E-coil)	PCT	Completed	PCT/MY2020/050038	30.06.2020	WO/2020/246871	10.12.2020
Condensing Unit (E-coil)	Thailand	Granted	2103003569	03.12.2021	20596	23.12.2022
Condensing Unit (E-coil)	Philippines	Granted	22021550009	02.12.2021	N/A	11.03.2022
Condensing Unit (E-coil)	Vietnam	Granted	2-2021-00562	03.06.2020	3736	N/A
Condensing Unit (E-pad)	PCT	Completed	PCT/MY2020/050070	18.08.2020	WO/2021/034185	25.02.2021
Condensing Unit (E-pad)	Thailand	Granted	2203000456	21.02.2022	23625	09.05.2024
Condensing Unit (E-pad)	Vietnam	Granted	2-2022-00092	08.03.2022	3737	25/05/2022
Condensing Unit (E-ball 1)	Malaysia	Granted	PI2019007957	31.12.2019	MY-201420-A	21.02.2024
Condensing Unit (E-ball 1)	PCT	Completed	PCT/MY2020/050207	29.12.2020	WO/2021/137695	08/07/2021
Condensing Unit (E-ball 1)	Thailand	Granted	2203001623	29.06.2022	22097	14.07.2023
Condensing Unit (E-ball 1)	Vietnam	Granted	2-2022-00320	22.07.2022	3820	26.09.2022
Condensing Unit (E-ball 1)	China	Granted	202090001025.2	30.06.2022	CN 218846310 U	11.04.2023
Condensing Unit (E-ball 1)	Japan	Granted	2022-600153	29.06.2022	3240103	30.11.2022
Condensing Unit (E-ball 2)	Malaysia	Granted	UI2020006990	23.12.2020	N/A	23.06.2022
Condensing Unit (E-ball 2)	PCT	Completed	PCT/MY2021/050119	14.12.2021	WO/2022/139572	30.06.2022
Condensing Unit (E-ball 2)	Taiwan	Granted	110148426	23.12.2021	I831104	01.02.2024
Condensing Unit (E-ball 2)	China	Granted	202190000952.7	21.06.2023	ZL 202190000952.7	26.12.2023
Condensing Unit (E-ball 2)	Thailand	Granted	2303001671	21.06.2023	24046	04.07.2024
Condensing Unit (E-ball 2)	Philippines	Granted	22023550013	20.06.2023	-	25.09.2024
Condensing Unit (E-ball 2)	Japan	Granted	2023-600140	22.06.2023	3244796	21.11.2023
Condensing Unit (E-ball 2)	UAE	Pending	P6001550/2023	19.06.2023	-	-
Condensing Unit (E-ball 2)	Cambodia	Pending	KH/UM/2023/00003	19.06.2023	-	-
Condensing Unit (E-ball 2)	Singapore	Pending	11202304828V	21.06.2023	-	-
Condensing Unit (E-ball 2)	USA	Granted	18/258,525	20.06.2023	US 2024/032084 A1	12.09.2024
Condensing Unit (E-ball 2)	Australia	Pending	2021409614	15.07.2023	-	-
Condensing Unit (E-ball 2)	Republic of Korea	Pending	10-2023-7024626	18.07.2023	-	-
Condensing Unit (E-ball 2)	Indonesia	Pending	P00202306541	20.07.2023	-	-
Condensing Unit (E-ball 2)	Vietnam	Pending	2-2023-00377	17.07.2023	-	-
Condensing Unit (E-ball 2)	UK	Granted	2310921.8	17.07.2023	GB2617967	25.10.2023
Condensing Unit (E-ball 2)	India	Pending	202347048973	20.07.2023	-	-
Portable Air Cooler	Malaysia	Granted	PI 2017704572	28.11.2017	MY-205723-A	28.05.2019
Portable Air Cooler	PCT	Completed	PCT/MY2018/050076	15.11.2018	WO/2019/108053	06.06.2019
Portable Air Cooler	Thailand	Pending	2001002798	15.11.2018	2001002798A	09.01.2023
System Heating and Cooling Air	Malaysia	Granted	UI2020003656	15.07.2020	MY-204298-A	15.01.2022
A new type of air conditioner outdoor unit	China	Granted	2022200638879	07.01.2022	CN216667840U	03.06.2022
Water pump bracket and air conditioner with the water pump bracket	China	Granted	2022200416765	07.01.2022	CN216665887U	03.06.2022
A water curtain structure	China	Granted	2022200417471	07.01.2022	CN216667874U	03.06.2022
A fan air guide frame assembly	China	Granted	2022200452850	07.01.2022	CN216667843U	2022.06.03
An air conditioner	China	Granted	2021233235910	25.12.2021	CN216620015U	27.05.2022
A water distributor damping groove and an air conditioner having the water distributor damping groove	China	Granted	2021233235696	25.12.2021	CN216620215U	27.05.2022
Wind board device	China	Granted	2021233216873	25.12.2021	CN216620075U	27.05.2022
A water tank structure	China	Granted	2021233215851	25.12.2021	CN216620214U	27.05.2022
Air conditioner outdoor unit	China	Granted	2021308587838	25.12.2021	CN307226419S	01.04.2022

17 | Page

Employees

As of November 7, 2025, the Group has approximately 24 employees, 22 of whom are full-time employees and 2 of whom are part-time located in Malaysia, Singapore and China.

Function	Number of Full-Time Employees	Office
Senior Management	4	Malaysia, Singapore, China
Finance and Accounting	4	Malaysia, China
Sales & Marketing	5	Malaysia
Human Resources & Administrative	3	Malaysia
Production & Operation	6	Malaysia, China
Research & Development	2	Malaysia

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

Our success is dependent upon the continued contributions made by founder, chief executive officer and chairman of the board, Dr. Low. We rely on his expertise in business operations when we are developing our business. We have no “Key Man” insurance to cover the resulting losses in the event that Dr. Low should die or resign. In order to mitigate this risk, the Group has continued to invest in its personnel training as well as investment into its research and development department.

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

According to Economy Outlook 2025 from Ministry of Finance Malaysia, the global economy remains engulfed in a complex and challenging environment. While inflation is gradually receding and monetary policy begins to loosen, significant uncertainties persist. The recovery, while progressing, is fraught with risks from global instabilities and external shocks, raising concerns that underlying economic vulnerabilities may deepen, despite the emerging signs of temporary relief. Unfolding of geopolitical uncertainties in Europe and the Middle East, may also threaten economic equilibrium. Any negative impact on the economy of Malaysia, as well as global economy as a whole, may in turn negatively impact our performance, and result in a substantial in a partial or entire loss of an investment in our Company.

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

23 | Page

Many of the economies in Asia, including Malaysia, are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability in the future.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. Headline inflation, as measured by the Consumer Price Index (“CPI”), eased to an average of 1.8% in the first eight months of 2024, down from 2.8% over the same period in 2023, following favourable cost environment and sustained demand. Headline inflation is projected to remain manageable for 2025 and is expected to range between 1.5% and 2.5%, with inflation projected close to its long-term average of approximately 2%.(source: Economic Outlook 2025, Ministry of Finance Malaysia)

While this inflationary trend will result in higher operational costs, we believe that this also strengthens our value proposition by emphasizing potential savings to customers through improved productivity and workflow efficiency derived from our technology solutions. To mitigate inflationary pressures, we will regularly review our pricing structure to ensure sustainable profitability.

As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credit, interest rate increases, limitations on loans, or restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. If prices for the products we source or if wages rise at a rate that is insufficient to compensate for the rise in these costs, it may have an adverse effect on our profitability, and result in a substantial in a partial or entire loss of an investment in our Company.

Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation.

Our business involves the collection, storage, processing and transmission of customers’ business data. An increasing number of organizations, including large merchants and businesses, other large technology companies, financial institutions and government institutions, have disclosed breaches of their information technology, or IT, systems, some of which have involved sophisticated and highly targeted cybersecurity attacks, including on portions of their websites or infrastructure. We may also be subjected to breaches of cybersecurity by hackers. Threats may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Concerns about cybersecurity are increased when we transmit information. Electronic transmissions can also be subjected to cybersecurity attacks, interception or loss. Also, computer viruses and malware can be distributed and spread rapidly over the internet and could infiltrate our systems or those of our associated participants, which can impact the confidentiality, integrity and availability of information, and the integrity and availability of our products, services and systems, among other effects. Denial of service or other cybersecurity attacks could be targeted against us for a variety of purposes, including interfering with our products and services or creating a diversion for other malicious activities. These types of actions and attacks could disrupt our delivery of products and services or make them unavailable, which could damage our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liabilities, subject us to lawsuits, fines or sanctions, distract our management or increase our costs of doing business.

Our encryption of data and other protective measures may not prevent unauthorized access or use of sensitive data. A breach of our system or that of one of our associated participants may subject us to material losses or liability. A misuse of such data or a cybersecurity breach could harm our reputation and deter customers from using our products and services, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liabilities, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines under applying laws or regulations.

We cannot assure that there are written agreements in place with every associated participant or that such written agreements will prevent the unauthorized use, modification, destruction or disclosure of data or enable us or our customers to obtain reimbursement in the event we should suffer incidents resulting in unauthorized use, modification, destruction or disclosure of data. Any unauthorized use, modification, destruction or disclosure of data could result in protracted and costly litigation, which could have a material and adverse effect on our business, financial condition and results of operations.

Cybersecurity attack incidents are increasing in frequency and evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that the procedures and controls we employ will be sufficient to prevent security breaches from occurring and we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material and adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Common Stock and this Offering

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our ordinary share, which is listed on the OTC Pink Limited Market and there can be no assurance that a trading market will develop further or be maintained in the future.

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

To date, we have not paid, nor do we intend to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for working capital and general corporate purposes, rather than to make distributions to stockholders. Since we are not in a financial position to pay dividends on our common stock and future dividends are not presently being contemplated, investors are advised that return on investment in our common stock is restricted to an appreciation in the share price. The potential or likelihood of an increase in share price is uncertain.

In addition, under Nevada law, we may only pay dividends subject to our ability to service our debts as they become due and provided that our assets will exceed our liabilities after the dividend. Our ability to pay dividends will therefore depend on our ability to generate sufficient profits. Furthermore, because of the various rules applicable to our operations in Malaysia and the regulations on foreign investments as well as the applicable tax law, we may be subject to further limitations on our ability to declare and pay dividends to our stockholders.

25 | Page

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our common stock, warrants to purchase shares of our common stock or other securities. In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our stockholders. We are authorized to issue an aggregate of 250,000,000 shares of common stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We expect we will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

We are an emerging growth company within the meaning of the Securities Act and may take advantage of certain reduced reporting requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from requirements applicable to other public companies that are not emerging growth companies, including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for so long as we remain an emerging growth company. As a result, if we elect not to comply with such auditor attestation requirements, our investors may not have access to certain information they may deem important.

The JOBS Act also provides that an emerging growth company does not need to comply with any new or revised financial accounting standards until such date that a private company is otherwise required to comply with such new or revised accounting standards. We do not plan to “opt out” of such exemptions afforded to an emerging growth company. As a result of this election, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We plan to list our common stock on Nasdaq Capital Market. We may not be able to maintain our listing on Nasdaq Capital Market which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We will apply to list our common stock on Nasdaq Capital Market under the symbol “EVOH”. Even if our common stock is approved to be listed on Nasdaq Capital Market, we cannot assure you that our common stock will continue to be listed on Nasdaq Capital Market in the future. In order to continue listing our securities on Nasdaq Capital Market, we must maintain certain financial, distribution and share price levels. Moreover, we must comply with certain listing standards regarding the independence of our board of directors and members of our audit committee. We intend to fully comply with these requirements, but we may not continue to be able to meet these requirements in the future.

If Nasdaq Capital Market delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our common stock will be listed on Nasdaq Capital Market, such securities will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Furthermore, if we were no longer listed on Nasdaq Capital Market, our securities would not be covered securities and we would be subject to regulations in each state in which we offer our securities.

The price of our common stock may rapidly fluctuate or may decline regardless of our operating performance, resulting in substantial losses for investors.

The trading price of our common stock following this offering may be subject to instances of extreme stock price run-ups followed by rapid price declines and stock price volatility unrelated to both our actual and expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our stock. Further, the trading price of our common stock following this offering is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume, actual or anticipated fluctuations in our results of operations; the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections; failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates or ratings by any securities analysts who follow our Company or our failure to meet these estimates or the expectations of investors; announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, operating results or capital commitments; changes in operating performance and stock market valuations of other companies in our industry; price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole; changes in our Board or management; sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; lawsuits threatened or filed against us; changes in laws or regulations applicable to our business; the expiration of lock-up agreements; changes in our capital structure, such as future issuances of debt or equity securities; short sales, hedging and other derivative transactions involving our capital stock; general economic and geopolitical conditions, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine; and the other factors described in this section of the prospectus captioned “Risk Factors.”

26 | Page

Certain recent initial public offerings of companies with relatively small public floats have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. Our common stock may potentially experience rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our common stock.

In addition to the risks addressed above under “the price of our common stock may rapidly fluctuate or may decline regardless of our operating performance, resulting in substantial losses for investors,” our common stock may be subject to rapid and substantial price volatility. We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. As a relatively small-capitalization company, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

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

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We identify and assess material risks from cybersecurity threats to our information systems and the information residing in our information systems by monitoring and evaluating our threat environment on an ongoing basis using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, and conducting risk assessments.

We manage material risks from cybersecurity threats to our information systems and the information residing in our information systems through various processes and procedures, including, depending on the environment, risk assessment, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, and employee training. We engage third-party service providers to provide some of the resources used in our information systems and some third-party service providers have access to information residing in our information systems. With respect to such third parties, we seek to engage reliable, reputable service providers that maintain cybersecurity programs.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Group, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors— Risks Associated with Business and Industry — Unauthorized disclosure, destruction or modification of data, through cybersecurity breaches, computer viruses or otherwise or disruption of our services could expose us to liability, protracted and costly litigation and damage our reputation”.

Cybersecurity Governance

Our Board of Directors holds oversight responsibility over our Group’s risk management and strategy, including material risks related to cybersecurity threats. The Board of Directors oversees the management of our Group’s major financial risk exposures, the steps management has taken to monitor and control such exposures, and the process by which risk assessment and management is undertaken and handled, which would include cybersecurity risks, in accordance with its charter. The Board of Directors holds regular meetings and receives periodic reports from management regarding risk management, including major financial risk exposures from cybersecurity threats or incidents.

Management is responsible for assessing and managing our material risks from cybersecurity threats on a day-to-day basis and keep the Board of Directors informed on a regular basis of the identification, assessment, and management of cybersecurity risks and of any cybersecurity incidents.

As of the date hereof, the Company has not encountered cybersecurity incidents that the company believes to have been material to the Company taken as a whole.

ITEM 2.	PROPERTIES

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

ITEM 3	LEGAL PROCEEDINGS

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

MARKET INFORMATION

The registrant had 27,180,631 shares of our Common Stock par value, $0.001 issued and outstanding as of November 7, 2025. There were 313 record holders of our common stock.

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

On December 20, 2021, the Company and Dr. Low entered into the EvoAir Transaction. EvoAir International, through its subsidiaries upon completion of the Transactions contemplated under Note 1 to Financial Statements, is engaged in the R&D, manufacturing, trading, sale of HVAC products and related services in Asia.

Pursuant to the terms of a share transfer agreement dated December 20, 2021, Dr. Low, the then sole executive officer and director of the Company and the owner of 2,000,000 restricted shares of Common Stock of the Company representing approximately 67.34% of the Company’s then issued and outstanding shares of Common Stock, sold his entire shareholding of the Company to WKL Global for an aggregate consideration of $100. Upon completion of the Change of Control Transaction, WKL Global owned 2,000,000 shares, or approximately 67.34% of the then issued and shares of Common Stock of the Company, which resulted in a change of control of the Company.

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

(B) On December 20, 2021, Dr. Low, Chan Kok Wei, Ong Bee Chen and certain sellers (“WKLEE Sellers”) entered into a share exchange agreement with WKL Eco Earth Holdings, pursuant to which the WKLEE Sellers agreed to sell all their ordinary shares, of WKL Eco Earth to WKL Eco Earth Holdings in consideration for the allotment and issuance to WKL Global, Allegro Investment and WKLEE Sellers of 49,320 EvoAir Shares, 8,280 EvoAir Shares and in aggregate 14,400 EvoAir Shares, respectively, or approximately 0.05%, 0.009% and in aggregate 0.014%, respectively, of the Then Enlarged Share Capital.

(C) On December 20, 2021, Tan Soon Hock, Oh Ivan Joon Wern and certain relevant interest holders (“Relevant Interest Holders”) entered into an investment exchange agreement with WKL Eco Earth Holdings, pursuant to which the Tan Soon Hock, Oh Ivan Joon Wern and the Relevant Interest Holders agreed to sell all relevant interests in the EvoAir Group to WKL Eco Earth Holdings in consideration for the allotment and issuance of 7,037,762 EvoAir shares, 2,520,000 EvoAir shares and in aggregate 6,001,794 EvoAir shares, respectively, or approximately 6.91%, 2.48% and in aggregate 5.90%, respectively, of the Then Enlarged Share Capital. The board of directors and majority shareholders of the Company have approved the transaction.

(D) On December 20, 2021, Dr. Low entered into two deeds of assignment of intellectual properties with WKL Eco Earth Holdings, in respect of Dr. Low’s patents and patent applications relating to eco-friendly air-conditioner condenser (external unit), EvoAirTM and the trademarks described in the deed of assignment thereunder, and in respect of Dr. Low’s patents and patent applications relating to the portable air-conditioner, e-Cond EVOTM and the trademarks and trademark applications as described in the deed of assignments thereunder (together, the “IP Assignments”). Pursuant to the IP Assignments, WKL Global, Allegro Investment and certain nominees shall be allotted and issued 63,362,756 EvoAir Shares, 14,297,259 EvoAir Shares and in aggregate 5,487,752 EvoAir Shares, respectively or approximately 62.25%, 14.05% and in aggregate 5.39%, respectively of the Then Enlarged Share Capital in consideration for the IP Assignments.

28 | Page

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

On August 14, 2024, the WKL Eco Earth Holdings has increased its investment in WKL Guanzhe Green Technology Guangzhou Co Ltd (China) by injecting an additional RMB2,000,000 into its registered capital. This investment has resulted in an increase in WKL Eco Earth Holding’s equity interest in WKL Guanzhe Green Technology to 62.5%.

Round 2 Stockholders

The Company entered into a series of offerings for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50, as follows:

●	On February 15, 2022, the Company entered into certain share subscription agreement with Ms. Ang Lee Kim Jane, who is a “non-U.S. Persons” (the “Investor”) as defined in Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which the Company agreed to issue and sell 74,074 Shares, of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $185,185.

●	On June 3, 2022, the Company entered into certain share subscription agreement with Mr. Wong Hon Wai who is a “non-U.S. Persons” (the “Investor”) as defined in Regulation S of the Securities Act pursuant to which the Company agreed to issue and sell 5,000 shares of Common Stock, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds were $12,500.

●	On October 25, 2022, the Company entered into Regulation S share subscription agreements with eight investors, each of whom represented that it was a “non-U.S. Persons” as defined in Securities Act. On the same date, the Company entered into Regulation D share subscription agreements with two investors, each of whom represented that it was an “Accredited Investors” as defined in Regulation D of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 129,621 shares of Common Stock, to the Regulation S investors, and (ii) 15,000 shares of Common Stock to the Regulation D investors, respectively, at a per share purchase price of $2.50, as part of a series of offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $361,553.

29 | Page

●	On February 20, 2023, the Company entered into Regulation S share subscription agreements with eleven investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 57,783 shares of Common Stock, to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were $144,443.

●	On July 13, 2023, the Company entered into Regulation S share subscription agreements with 31 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, (i) 250,132 shares of Common Stock, to the Regulation S Investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate were approximately $625,330.

●	On September 7, 2023, the Company entered into Regulation S share subscription agreements with 71 investors, each of whom represented that it was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreements, the Company agreed to issue and sell in aggregate, 365,164 shares of Common Stock, to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the offerings by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate was approximately $912,889.

●	On November 21, 2023, the Company entered into a Regulation S share subscription agreement with Wong Chun Shoong who represented that he was a “non-U.S. Persons” as defined in Regulation S of the Securities Act. Pursuant to the share subscription agreement, the Company agreed to issue and sell in aggregate, 8,658 shares of Common Stock, to the Regulation S investors, at a per share purchase price of $2.50 as part of a series of the private by the Company for an aggregate of up to 6,000,000 shares of Common Stock at a per share purchase price of $2.50. The gross proceeds in aggregate was approximately $21,645.

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

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number.

30 | Page

Share Issuance

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% of the issued and outstanding shares of Common Stock to certain consultant in consideration for their services in relation to proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% of the issued and outstanding shares of Common Stock to certain consultant in consideration for their consulting services.

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

The following summary of our operations should be read in conjunction with our audited financial statements for the financial years ended August 31 (“FYE”), 2025, and 2024, which are included herein.

	Year Ended August 31,
	2025	2024	Changes	%
Revenue	$284,666	$314,719	$(30,053)	(9.5%)
Cost of revenue	304,433	323,038	(18,605)	(5.8%)
Gross loss	(19,767)	(8,319)	(11,448)	(137.6%)
Operating expenses	14,969,984	26,311,487	(11,341,503)	(43.1%)
Loss from operations	(14,989,751)	(26,319,806)	11,330,055	43.0%
Other income	21,746	4,410	17,336	393.1%
Net Loss	(14,968,005)	(26,315,396)	(11,347,391)	(43.1%)

Revenue

The Group generated revenue of $284,666 for the year ended August 31, 2025, as compared to $314,719 for the year ended August 31, 2024, a decrease of $30,053 or 9.5%. The decline was mainly attributable to lower sales volumes of air-conditioners and related services, reflecting softer demand in certain market segments. This decrease, however, was partially offset by stronger sales contributions from the Ionic Nano Copper Zinc product line, which continued to gain traction and achieve wider market acceptance.

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

31 | Page

We remain confident in the long-term prospects of EvoAir™ and are focused on continuing to innovate and address challenges, with a view to establishing the product as a leading solution in the sustainable cooling market.

Cost of revenue

For the year ended August 31, 2025, cost of revenue decreased to $304,433, or 106.9% of revenue, compared to $323,038, or 102.6% of revenue in the year ended August 31, 2024. The slight decrease in absolute cost of revenue was primarily attributable to lower production volumes, which resulted in reduced operating efficiency and the absence of economies of scale.

The cost of revenue encompasses production costs and purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operational and expand its product offering.

Gross loss

For the year ended August 31, 2025, the Company reported a gross loss of $19,767, compared to a gross loss of $8,319 in the year ended August 31, 2024, an increase in gross loss of $11,448 or 137.6%. The widened gross loss was primarily attributable to lower revenue levels and reduced production activity, which led to inefficient absorption of fixed manufacturing costs during the period of decreased sales volume.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

For the year ended August 31, 2025, operating expenses amounted to $14,969,984, compared to $26,311,487 in the year ended August 31, 2024, reflecting a decrease of $11,341,503 or 43.1%. The reduction was mainly attributable to the absence of the significant intangible asset impairment charge of $20,580,040 recorded in fiscal year 2024, as compared to a lower impairment charge of $6,931,502 recognized in fiscal year 2025. This improvement was partially offset by an increase in stock based compensation expense related to consulting services incurred during the year.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the year ended August 31, 2025, was $21,746, compared to $4,410 in the year ended August 31, 2024, an increase of $17,336 or 393.1%. The increase was primarily attributable to foreign exchange gain during the year.

Loss from operations before income taxes

The Company reported a loss from operations before income taxes of $14,968,005 for the year ended August 31, 2025, compared to $26,315,396 in the year ended August 31, 2024, an improvement of $11,347,391 or 43.1%.

The improvement in net loss is primarily attributable to the absence of the significant intangible asset impairment in fiscal year 2025, which was partially offset by an increase in stock based compensation expense related to consulting services incurred during the year. However, ongoing investments in building the necessary infrastructure and resources to support business expansion objectives continue to impact profitability. Additionally, the lack of economies of scale during this growth phase has affected the bottom line.

32 | Page

Management remains confident that these investments will position the Company for long-term growth and profitability as it scales operations and capitalizes on emerging opportunities. Strategies to enhance operational efficiencies and achieve economies of scale are key priorities moving forward.

Liquidity and Capital Resources

Working Capital

	As of	As of
	August 31, 2025	August 31, 2024	Changes	%
Current assets	$527,748	$790,752	$(263,004)	(33.3)%
Current liabilities	3,212,754	1,684,638	1,528,116	90.7%
Working capital	(2,685,006)	(893,886)	(1,791,120)	(200.4)%

As of August 31, 2025, the decrease in current assets was primarily attributable to lower balances in cash and cash equivalents, inventories, and deposits, prepayments, and other receivables. Conversely, the increase in current liabilities was mainly due to higher accounts payable and accruals, other payables, and amounts due to shareholders.

As a result, the Company recorded a working capital deficit of $2,685,006 as of August 31, 2025, compared to $893,886 as of August 31, 2024. The widening deficit reflects the impact of continued operational losses and ongoing investments in business development and growth initiatives, which were partially financed through shareholder advances.4

Cash Flows

FYE 2025, versus FYE 2024

	August 31, 2025	August 31, 2024	$ Change	% Change
Net cash used in operating activities	$(1,158,760)	$(939,775)	$(218,985)	(23.0)%
Net cash used in investing activities	(16,991)	(146,269)	129,278	88.4%
Net cash provided by financing activities	1,167,665	514,344	653,321	127.0%
Net decrease in cash and cash equivalents	(8,086)	(571,700)	563,614	98.6%

The Company’s cash and cash equivalents stood at $93,329 as of August 31, 2025. Cash used in operating activities for the year ended August 31, 2025, was $1,158,760. This resulted primarily from a net loss of $14,968,005, which was offset by non-cash items including depreciation of $110,212, amortization of $2,970,078, intangible asset impairment of $6,931,502, and stock-based expense of $3,261,676. Changes in operating assets and liabilities included decreases in accounts receivable of $6,679, inventories of $143,539, deposit, prepayments, and other receivables of $53,130, and operating lease right-of-use assets of $108,239; increases in accounts payable and accruals of $280,294, other payables of $53,203, and deferred revenue of $993; and a decrease in operating lease liabilities of $110,300.

Cash used in investing activities for the year ended August 31, 2025, was $16,991, primarily related to purchases of property, plant, and equipment.

Cash provided by financing activities for the year ended August 31, 2025, was $1,167,665, primarily from loans from shareholders of $1,233,715, partially offset by payments of hire purchase of $8,226 and deferred offering costs of $57,824.

Seasonality

The Company’s business is not subject to seasonality.

33 | Page

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

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying unaudited condensed consolidated financial statements include, inter-alia, revenue recognition, allowances for credit loss and product returns, allowances for obsolete inventory, valuation of long-lived assets and rights of use (“ROU”) assets (including lease liabilities), and deferred income tax asset valuation allowances. The actual results could differ materially from these estimates.

34 | Page

Going Concern

The Company’s financial statements as of August 31, 2025, are prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of August 31, 2025, and August 31, 2024, the Company had an accumulated deficit of $54,028,719 and $39,401,857 respectively. The Company incurred net loss of $14,968,005 and $26,315,396 for the years ended August 31, 2025, and 2024, respectively. The cash used in operating activities was $1,158,760 for the year ended August 31, 2025, and $939,775 for the year ended August 31, 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

Material Commitments

We have no material commitments as of August 31, 2025.

Recent Accounting Pronouncements

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

35 | Page

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EvoAir Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EvoAir Holdings Inc. (the “Company”) as of August 31, 2025 and 2024, the related statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the two years in the period ended August 31, 2025, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 3 to the financial statements, the Company had an accumulated deficit of $54,028,719. The Company incurred net loss of $14,968,005 for the year ended August 31, 2025. The cash used in operating activities was $1,158,760 for the year ended August 31, 2025. The Company has accumulated losses since inception which raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Singapore

November 12, 2025

(PCAOB ID No. 3487)

36 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF AUGUST 31, 2025 AND 2024

	August 31, 2025	August 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$93,329	$152,985
Accounts receivable	56,235	62,914
Inventories	316,508	460,047
Deposit, prepayments and other receivables	61,676	114,806
Total current assets	527,748	790,752

Non-current assets
Property, plant and equipment, net	264,557	357,778
Operating lease right-of-use assets	91,408	199,647
Deferred offering cost	3,225,464	449,576
Technology-related intangible assets, net	41,579,778	51,481,358
Total non-current assets	45,161,207	52,488,359

TOTAL ASSETS	$45,688,955	$53,279,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$548,194	$267,900
Other payables	149,034	95,831
Deferred revenue	11,005	10,012
Hire purchase creditor	4,852	8,758
Amounts due to shareholders	2,436,407	1,202,692
Operating lease liability - current	63,262	99,445
Total current liabilities	3,212,754	1,684,638

Non-current liabilities
Hire purchase creditor	-	4,320
Operating lease liabilities	34,774	108,891
Total non-current liabilities	34,774	113,211

TOTAL LIABILITIES	3,247,528	1,797,849

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 25,685,591 shares issued and outstanding as at August 31, 2025 and 2024*	27,181	25,686
Additional paid in capital	97,492,063	91,513,818
Accumulated other comprehensive loss	(85,598)	(48,827)
Accumulated deficit	(54,028,719)	(39,401,857)
Non-controlling interest	(963,500)	(607,558)
Total shareholders’ equity	42,441,427	51,481,262

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,688,955	$53,279,111

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

37 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024

	August 31, 2025	August 31, 2024

Revenue	$284,666	$314,719
Cost of revenue	304,433	323,038
Gross loss	(19,767)	(8,319)

Operating expenses:
Selling and marketing expenses	22,049	61,211
General and administrative expenses	14,947,935	26,250,276
Total operating expenses	14,969,984	26,311,487

Loss from operation	(14,989,751)	(26,319,806)

Other income
Interest income	153	142
Other income	21,593	4,268
Total other income	21,746	4,410

Loss from operation before income taxes	(14,968,005)	(26,315,396)

Income tax expenses	-	-

Net loss	$(14,968,005)	$(26,315,396)

Less: Net loss attributable to non-controlling interests	(341,143)	(436,805)

Net loss attributable to equity holders of the Company	(14,626,862)	(25,878,591)

Other comprehensive (loss):
Foreign currency translation adjustment	(51,570)	(54,364)
Total comprehensive loss	(14,678,432)	(25,932,955)

Less: net comprehensive loss attributable to non-controlling interests	(14,799)	(22,573)

Net comprehensive loss attributable to equity holders of the Company	(14,663,633)	(25,910,382)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.55)	(1.01)

Weighted average number of common shares outstanding:
Basic and diluted*	26,828,397	25,678,138

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

38 | Page

EVOAIR HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Shares to	Non-controlling
	Shares*	Amount	capital	deficit	income	be issued	interests	Total

Balance as of August 31, 2023	25,577,734	$25,578	$90,447,874	$(13,523,266)	$(17,036)	$1,066,052	$(148,180)	$77,851,022
Issuance of common stock for cash	93,455	94	934,504	-	-	(934,598)	-	-
Issuance of common stock for service	14,402	14	131,440	-	-	(131,454)	-	-
Foreign currency translation adjustment	-	-	-	-	(31,791)	-	(22,573)	(54,364)
Net loss	-	-	-	(25,878,591)	-	-	(436,805)	(26,315,396)
Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$-	$(607,558)	$51,481,262
Issuance of common stock for consulting service	1,494,935	1,495	5,978,245	-	-	-	-	5,979,740
Fraction shares issued due to reverse stock split	105	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(36,771)	-	(14,799)	(51,570)
Net loss	-	-	-	(14,626,862)	-	-	(341,143)	(14,968,005)
Balance as of August 31, 2025	27,180,631	$27,181	$97,492,063	$(54,028,719)	$(85,598)	$-	$(963,500)	$42,441,427

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

39 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024

	August 31, 2025	August 31, 2024

Cash flows from operating activities
Net loss	$(14,968,005)	(26,315,396)
Adjustments for non-cash income and expenses:
Depreciation	110,212	251,878
Amortization	2,970,078	4,157,388
Intangible asset impairment	6,931,502	20,580,040
Stock based expense	3,261,676	-
Changes in operating assets and liabilities:
Accounts receivables	6,679	(18,784)
Inventories	143,539	170,431
Deposit, prepayments and advances to suppliers	53,130	502,701
Operating lease right-of-use assets	108,239	71,374
Accounts payable and accruals	280,294	97,012
Deferred revenue	993	(430,057)
Operating lease liabilities	(110,300)	(74,706)
Other payables	53,203	68,344
Net cash used in operations	$(1,158,760)	$(939,775)

Cash flows from investing activity
Purchase of property, plant and equipment	(16,991)	(146,269)
Cash used in investing activity	$(16,991)	$(146,269)

Cash flows from financing activities
Loan from shareholders	1,233,715	970,597
Payments of hire purchase	(8,226)	(6,677)
Payment of deferred offering costs	(57,824)	(449,576)
Net cash provided by financing activities	$1,167,665	$514,344

Net decrease in cash and cash equivalents	(8,086)	(571,700)
Effect of foreign currency translation	(51,570)	(54,364)
Cash and cash equivalents at start of year	152,985	779,049
Cash and cash equivalents at end of year	93,329	152,985

Supplemental disclosure of non-cash investing and financing information :
Common stock issued for consulting service in relation to Initial public offering	$2,718,064	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

40 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2025, AND 2024

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

41 | Page

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

On August 14, 2024, the WKL Eco Earth Holdings has increased its investment in WKL Guanzhe Green Technology Guangzhou Co Ltd (China) by injecting an additional RMB2,000,000 into its registered capital. This investment has resulted in an increase in WKL Eco Earth Holding’s equity interest in WKL Guanzhe Green Technology to 62.5%.

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

42 | Page

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

No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number.

43 | Page

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

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)	62.5%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of August 31, 2025, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of August 31, 2025, and August 31, 2024, the Company had an accumulated deficit of $54,028,719 and $39,401,857 respectively. The Company incurred net loss of $14,968,005 and $26,315,396 for the years ended August 31, 2025, and 2024, respectively. The cash used in operating activities was $1,158,760 for the year ended August 31, 2025, and the cash used in operating activities was $939,775 for the year ended August 31, 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

44 | Page

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

45 | Page

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of August 31, 2025, and August 31, 2024, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

46 | Page

As of August 31, 2025 and August 31, 2024, our accounts receivable amounted to $56,235 and $62,914, respectively, with no allowance for credit losses.

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

47 | Page

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

Deferred Revenue

The Company collects customer deposits in advance for certain business contracts. These advance payments are initially recorded as deferred revenue on the balance sheet. As of August 31, 2024, deferred revenue totaled $10,012, with $5,979 was recognized as revenue during the year ended August 31, 2025. As of August 31, 2025, the Company recorded a deferred revenue balance of $11,005.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company deferred $3,225,464 and $449,576 of offering costs as of August 31, 2025 and 2024 respectively. Such costs will be deferred and will be offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of August 31, 2025.

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

48 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of August 31, 2025, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

49 | Page

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

NOTE 5 INVENTORIES

Inventories consist of the following:

	August 31, 2025	August 31, 2024

Finished goods	$145,533	$334,917
Raw materials and supplies	170,975	125,130

Total	$316,508	$460,047

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments and other receivables consists of the following:

	August 31, 2025	August 31, 2024

Deposits and Prepayments	$51,055	$33,406
Other receivables (Advances to suppliers)	10,621	81,400

Total	$61,676	$114,806

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	August 31, 2025	August 31, 2024
Plant and machineries	$603,972	$601,405
Office equipment	67,750	61,143
Vehicles	85,127	83,239
Furniture and equipment	24,479	23,936
Renovation	127,086	121,700
	908,414	891,423
Less: Accumulated depreciation	(643,857)	(533,645)
Property, plant and equipment, net	$264,557	$357,778

Depreciation expense for the years ended August 31, 2025, was $110,212. Depreciation expense for the year ended August 31, 2024, was $251,878.

50 | Page

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of August 31, 2025 and 2024:

	August 31, 2025	August 31, 2024

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated technology-related intangible asset impairment	(27,511,542)	(20,580,040)
Adjusted carrying amount	55,636,225	62,567,727
Less: Accumulated amortization	(14,056,447)	(11,086,369)
Intangible assets, net	$41,579,778	$51,481,358

Amortization expenses for intangible assets for the years ended August 31, 2025 and 2024 were $2,970,078 and $4,157,388 respectively. Impairment expenses for intangible assets for the years ended August 31, 2025, and 2024 were $6,931,502 and $20,580,040 respectively.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	August 31, 2025	August 31, 2024

Accounts payable	$224,949	$154,854
Accruals	323,245	113,046
Other payables	149,034	95,831
Total	$697,228	$363,731

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% to 8% per annum accrue on a daily basis and tenure of 6 months, until the successful uplisting or terms mutually between the parties. The Company reported amount due to shareholders of $2,436,407 and $1,202,692 as of August 31, 2025, and August 31, 2024, respectively.

NOTE 11 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the year ended August 31, 2024, the Company issued 373,822 shares of Common Stock at a per share purchase price of $2.50 as the Offering for gross proceeds of $934,534 received in the fiscal year ended August 31,2023.

During the year ended August 31, 2024, the Company issued in aggregate 52,107 shares of Common Stock to 15 referral agents in consideration for their referral to the Company of certain investors.

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

51 | Page

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% of the issued and outstanding shares of Common Stock in consideration for their corporate and business development consulting services.

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of August 31, 2025, and August 31, 2024, the Company had 27,180,631 and 25,685,591 shares of its common stock issued and outstanding, respectively.

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Years Ended
	August 31, 2025	August 31, 2024
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

52 | Page

The components of net deferred tax assets are as follows:

	August 31, 2025	August 31, 2024
Net operating loss carry-forward	$54,000,000	$39,400,000
Less: valuation allowance	(54,000,000)	(39,400,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $54,000,000 at August 31, 2025, and approximately $39,400,000 at August 31, 2024, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

In January 2025, the Company entered into a supplemental agreement amending its existing PRC factory lease agreement (original Contract effective from 2021) with the lessor. The amendment reduces the leased area of the existing factory space.

The Company determined that the amendment qualifies as a lease modification under ASC 842-10-25-8 because it decreases the scope of the leased asset (reduced factory space) without granting additional rights of use, and the decrease in consideration is commensurate with the reduced scope, adjusted for market conditions and the Company’s circumstances. This modification is accounted for as a partial termination of the existing lease.

The amendments were accounted for as lease modifications effective February 1, 2025. Per ASC 842-10-25-8, the lease liability was remeasured at the modification date as the present value of the revised lease payments over the remaining term, discounted using the Company’s incremental borrowing rate of 4.75% (the rate implicit in the lease was not readily determinable). The ROU asset was adjusted proportionately to reflect the reduction in leased area, with any difference between the reduction in the ROU asset and the lease liability recognized as a loss of $19,396 in net loss.

The following is a summary of ROU asset and operating lease liabilities:

	August 31, 2025	August 31, 2024
Assets:
ROU asset	$91,408	$199,647

Liabilities:
Current:
Operating lease liabilities	$63,262	$99,445
Non-current
Operating lease liabilities	34,774	108,891
Total lease liabilities	$98,036	$208,336

53 | Page

As of August 31, 2025, the remaining maturities of lease liabilities were as follows:

Operating lease
2026	$63,262
2027	34,774
Total	$98,036

NOTE 14 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2025, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

54 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2025. Based on our management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2025:

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

Our management also confirmed that there was no change in our internal control over financial reporting during the year ended August 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

55 | Page

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of November 7, 2025 hereof are as follows:

Name	Age	Positions
Low Wai Koon	54	Executive Director/ Chairman/ Chief Executive Officer
Chan Kok Wei	51	Executive Director/ Group Managing Director
Ong Bee Chen	48	Executive Director/ Chief Financial Officer
Goh Chuan Meng	39	Independent Non-Executive Director
Ivan Oh Joon Wern	32	Independent Non-Executive Director

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

Mr. Chan, aged 51, has been an executive director of the Group. Mr. Chan is a Co-founder and Group Managing Director of EvoAir Group since 2017. He is responsible for the general management, planning of overall strategy and day-to-day operations of the Group, development of the Group’s overall strategic plan, capital markets activities and corporate development initiatives. Mr. Chan has over 20 years of experience in general management, capital markets, wealth management, investment banking, corporate advisory, corporate development and investors relations experience in Asia. He is a Co-founder and Managing Director of Allegro Corporate Advisory Pte Ltd (“Allegro”) since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to initial public offerings (“IPOs”), mergers and acquisitions (“M&A”), business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Mr. Chan was the Director of Corporate Development of ZingMobile Group Limited (“ZingMobile”) from 2012 to 2017, an Australian Securities Exchange (“ASX”)-listed mobile platform enabler responsible for the group’s corporate finance, business and corporate development as well as investors relation and stakeholder management. Mr. Chan was also a director of ZingMobile’s holding company, ZingMobile International Pte Ltd. Prior to joining ZingMobile group, he was a Vice President at BNP Paribas Wealth Management, Singapore from 2010 to 2012, and Vice President of CIMB Investment Bank, Malaysia from 2005 to 2010, providing wealth management solutions to high net worth individuals.

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

56 | Page

Ms. Ong, aged 49, is an Executive Director and Group Chief Financial Officer of the Group. Ms. Ong was a Co-founder of EvoAir Group since 2017. She is responsible for the planning, implementation, managing accounting and finance activities of EvoAir Group, including business planning, budgeting, forecasting and cashflow management, working alongside with Chief Executive Officer and Group Managing Director in formulating corporate strategies for the Group as well as spearheading the corporate exercises undertaken by the Group. Ms. Ong has over 20 years of experience in general management, corporate finance, private equity, investment management, strategic and advisory, internal audit in Singapore and Malaysia. She is the co-founder and Executive Director of Allegro since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to IPO, M&A, business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Ms. Ong was an Associate Director of a Singapore-based private equity firm, where she was responsible for managing private equity investments (including origination, structuring, execution and divestments) in Emerging East Asia with China centric, which includes formulating value creation plans and bringing investee companies for listing and trade sale as part of exit strategies.  During her tenure with investment banks and corporate and strategic advisory firms, she was widely involved in corporate finance transactions including cross-border mergers and acquisitions, reverse takeovers, initial public offerings and equity capital market transactions on ASX, Bursa Malaysia Securities Berhad and Stock Exchange of Hong Kong Limited. Ms Ong and her partner were credited for unlocking the shareholders’ value of an ASX-listed company, Oilfield by restructuring the group through injecting a healthy business, Jack-In-Pile (M) Sdn Bhd, a Malaysian-based piling company and divesting the ailing oil and gas business.

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

57 | Page

Mr. Oh, aged 32, is an Independent Non-Executive Director of EvoAir Group. Mr. Oh had over 10 years of experience in business development, finance and sales. Since September 2016, Mr. Oh has been the deputy chief financial officer of Tone Group International Sdn Bhd, a telecommunications company in Malaysia. Mr. Oh is a Marketing Manager of Bread Buddy PLT, a bakery located in Malaysia since February 2020. From March 2011 to August 2011, Mr. Oh was a sales executive at Apple Inc. in Malaysia. Mr. Oh obtained a Bachelor of International Business and Entrepreneurship from the University of Essex with Honours Class II (Division 1), United Kingdom in 2016.

Audit, Nominating and Compensation Committees

As of the date of this Report, we do not have an audit, nominating or compensation committee or committees performing similar functions. The Board of Directors as a whole performs such duties.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

58 | Page

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for FYE 2025 and 2024:

Summary Compensation Table

Name and Principal Position	Financial Year Ended August 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2025	124,239	0	-0-	-0-	-0-	-0-	-0-	124,239
Chan Kok Wei	2025	118,482	0	-0-	-0-	-0-	-0-	-0-	118,482
Ong Bee Chen	2025	91,140	0	-0-	-0-	-0-	-0-	-0-	91,140
Goh Chuan Meng	2025	5,522	-0-	-0-	-0-	-0-	-0-	-0-	5,522
Ivan Oh Joon Wern	2025	5,522	-0-	-0-	-0-	-0-	-0-	-0-	5,522

Name and Principal Position	Financial Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Low Wai Koon	2024	115,275		-0-	-0-	-0-	-0-	-0-	115,275
Chan Kok Wei	2024	115,871		-0-	-0-	-0-	-0-	-0-	115,871
Ong Bee Chen	2024	89,131		-0-	-0-	-0-	-0-	-0-	89,131
Goh Chuan Meng	2024	5,123	0	-0-	-0-	-0-	-0-	-0-	5,123
Chan Hong Fook	2024		-0-	-0-	-0-	-0-	-0-	-0-	-
Ivan Oh Joon Wern	2024	5,123	-0-	-0-	-0-	-0-	-0-	-0-	5,123

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

59 | Page

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

Pensions

As of November 7, 2025, besides regulatory Central Provident Fund payments for Singapore employees and regulatory employee Provident Fund Payments for Malaysia employees, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of November 7, 2025 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of class
Common Stock	WKL Global Limited	8,570,194		31.531%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
Common Stock	Allegro Investment (BVI) Limited	2,063,224		7.59%
	Ritter House, Wickhams Cay II, PO Box 3170, Road Town, Tortola VG1110,
Common Stock	Tan Soon Hock	1,759,441		6.47%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
	Named Executive Officers, Directors
Common Stock	Low Wai Koon	8,570,194	(1)	31.531%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Chan Kok Wei	2,063,224	(2)	7.59%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ong Bee Chen	2,063,224	(3)	7.59%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.
Common Stock	Ivan Oh Joon Wern	630,000		2.32%
	No 31-A2, Jalan 5/32A, 6 1/2 Miles, Off Jalan Kepong, 52000 Kuala Lumpur, Malaysia.

(1) WKL Global Limited is wholly owned and controlled by Low Wai Koon

(2) Chan Kok Wei beneficially holds 100% shareholding of Allegro Investment

(3) Ong Bee Chen beneficially holds 100% shareholding Allegro Investment

The percentage of class is based on 27,180,631 shares of common stock issued and outstanding as of November 7, 2025.

60 | Page

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

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Dr. Low Wai Koon	The executive director, chairman and chief executive officer of the Company is also the shareholder and director of WKL Global Limited.

Chan Kok Wei	The executive director, and director of the Company is also the shareholder and director of Allegro Investment (BVI) Limited.

Tan Soon Hock	One of the shareholders of the Company and EvoAir Manufacturing (M) Sdn. Bhd.

Oh Teik Huat	One of the shareholders of the Company and, also one of the shareholders and directors of EvoAir Manufacturing (M) Sdn. Bhd.

Mok Ngan Nooi	One of the shareholders of the Company.

Related party balances as of August 31, 2025 and 2024 are as per table below:

Related party balances

Amount due to shareholders

		As of
Name of Related Party	Nature	August 31, 2025	August 31, 2024

Dr. Low Wai Koon	Shareholder loan/ Expenses paid on behalf	$961,173	$546,186

Chan Kok Wei	Shareholder loan	1,140,202	534,676

Tan Soon Hock	Shareholder loan	88,773	87,021

Oh Teik Huat	Shareholder loan	71,018	34,808

Mok Ngan Nooi	Shareholder loan	175,241	0

Total		$2,436,407	$1,202,692

61 | Page

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services of the Company’s annual financial statements for the fiscal years ended August 31, 2025 and August 31, 2024 and fees billed for other services rendered by the auditors during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2025	August 31, 2024
Audit fees (1)	$196,000	$183,000
Audit-related fees	-	15,000
Tax fees	780	780
Total Fees	$196,780	$198,780

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC for fiscal years ended August 31, 2025 and August 31, 2024, respectively.

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

10.8*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.7 on Form 8-K filed on December 21, 2021.

10.9*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.8 on Form 8-K filed on December 21, 2021.

10.10*	Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022

10.11*	Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022

10.12*	Supplemental Agreement dated October 19, 2022, by and between Unex Holdings Inc. and Wong Hon Wai.

10.13*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022

10.14*	Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022

10.15*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated February 20, 2023

10.16*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated July 13, 2023

10.17*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated September 7, 2023

10.18*	Form of Subscription Agreement between Regulation S Investor and EvoAir Holdings Inc., dated November 21, 2023

21.1*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Executive Officer

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Financial Officer

101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed

62 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOAIR HOLDINGS INC.

Dated: November 12, 2025	By:	/s/ Low Wai Koon
Low Wai Koon, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ Ong Bee Chen
Ong Bee Chen
Chief Financial Officer

63 | Page