Form 10-Q
period 2025-11-30
EvoAir Holdings Inc.
filed 2026-01-13
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 8, 2026
Common Stock, $0.001	27,180,631

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF NOVEMBER 30, 2025 AND AUGUST 31, 2025

	November 30, 2025	August 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$74,918	$93,329
Accounts receivable, net	22,080	56,235
Inventories	327,484	316,508
Deposit, prepayments and other receivables	59,499	61,676
Total current assets	483,981	527,748

Non-current assets
Property, plant and equipment, net	251,945	264,557
Operating lease right-of-use assets	76,704	91,408
Deferred offering cost	3,225,464	3,225,464
Technology-related intangible assets, net	40,943,353	41,579,778
Total non-current assets	44,497,466	45,161,207

TOTAL ASSETS	$44,981,447	$45,688,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$460,127	$548,194
Other payables	151,246	149,034
Deferred revenue	29,630	11,005
Hire purchase creditor	2,832	4,852
Amounts due to shareholders	2,818,747	2,436,407
Operating lease liability - current	59,973	63,262
Total current liabilities	3,522,555	3,212,754

Non-current liabilities
Operating lease liabilities	22,489	34,774
Total non-current liabilities	22,489	34,774

TOTAL LIABILITIES	3,545,044	3,247,528

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 27,180,631 shares issued and outstanding as at November 30, 2025 and August 31, 2025*	27,181	27,181
Additional paid in capital	97,492,063	97,492,063
Accumulated other comprehensive loss	(38,633)	(85,598)
Accumulated deficit	(55,006,861)	(54,028,719)
Non-controlling interest	(1,037,347)	(963,500)
Total shareholders’ equity	41,436,403	42,441,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,981,447	$45,688,955

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

	November 30, 2025	November 30, 2024

Revenue	$20,451	$51,929
Cost of revenue	22,685	90,110
Gross loss	(2,234)	(38,181)

Operating expenses:
Selling and marketing expenses	387	9,743
General and administrative expenses	1,036,267	4,593,133
Total operating expenses	1,036,654	4,602,876

Loss from operation	(1,038,888)	(4,641,057)

Other income
Interest income	-	88
Other income	173	65
Total other income	173	153

Loss from operation before income taxes	(1,038,715)	(4,640,904)

Income tax expenses	-	-

Net loss	$(1,038,715)	$(4,640,904)

Less: Net loss attributable to non-controlling interests	(60,573)	(85,503)

Net loss attributable to equity holders of the Company	(978,142)	(4,555,401)

Other comprehensive income:
Foreign currency translation adjustment	33,691	18,770
Total comprehensive loss	(944,451)	(4,536,631)

Less: net comprehensive (loss)/income attributable to non-controlling interests	(13,274)	10,933

Net comprehensive loss attributable to equity holders of the Company	(931,177)	(4,547,564)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted*	(0.04)	(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	27,180,631	25,766,929

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total
Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$(607,558)	$51,481,262
Issuance of common stock for consulting service	1,494,935	1,495	5,978,245	-	-	-	5,979,740
Fraction shares issued due to reverse stock split	105	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	7,837	10,933	18,770
Net loss	-	-	-	(4,555,401)	-	(85,503)	(4,640,904)
Balance as of November 30, 2024	27,180,631	$27,181	$97,492,063	$(43,957,258)	$(40,990)	$(682,128)	$52,838,868

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares*	Amount*	capital	deficit	income	interests	Total
Balance as of August 31, 2025	27,180,631	$27,181	$97,492,063	$(54,028,719)	$(85,598)	$(963,500)	$42,441,427
Foreign currency translation adjustment	-	-	-	-	46,965	(13,274)	33,691
Net loss	-	-	-	(978,142)	-	(60,573)	(1,038,715)
Balance as of November 30, 2025	27,180,631	$27,181	$97,492,063	$(55,006,861)	$(38,633)	$(1,037,347)	$41,436,403

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

	November 30, 2025	November 30, 2024

Cash flows from operating activities
Net loss	$(1,038,715)	(4,640,904)
Adjustments for non-cash income and expenses:
Depreciation	27,904	29,166
Amortization	636,425	902,419
Stock based expense	-	3,261,676
Changes in operating assets and liabilities:
Accounts receivables	34,155	(14,671)
Inventories	(10,976)	50,862
Deposit, prepayments and advances to suppliers	2,177	14,174
Operating lease right-of-use assets	14,704	26,975
Accounts payable and accruals	(88,067)	(41,384)
Deferred revenue	18,625	10,631
Operating lease liabilities	(15,574)	(28,186)
Other payables	2,212	62,246
Amounts due to shareholders	382,340	325,463
Net cash used in operations	$(34,790)	$(41,533)

Cash flows from investing activity
Purchase of property, plant and equipment	(15,292)	-
Cash used in investing activity	$(15,292)	$-

Cash flows from financing activities
Payments of hire purchase	(2,020)	(2,346)
Cash used in financing activities	$(2,020)	$(2,346)

Net decrease in cash and cash equivalents	(52,102)	(43,879)
Effect of exchange rate changes	33,691	40,626
Cash and cash equivalents at start of period	93,329	152,985
Cash and cash equivalents at end of period	74,918	149,732

The accompanying footnotes are an integral part of these consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025, AND 2024

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

8 | Page

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

9 | Page

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of November 30, 2025, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of November 30, 2025, and August 31, 2025, the Company had an accumulated deficit of $55,006,861 and $54,028,719 respectively. The Company incurred net loss of $1,038,715 and $4,640,904 for the three months ended November 30, 2025, and 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

10 | Page

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

11 | Page

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of November 30, 2025, and August 31, 2025, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

12 | Page

As of November 30, 2025, and August 31, 2025, our net accounts receivable totaled $22,080 and $56,235, respectively, after deducting allowances for credit losses of $24,860 and $25,409, respectively. The modest decrease in the allowance for credit losses was attributable to foreign currency translation adjustments.

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

Deferred Revenue

The Company collects customer deposits in advance for certain business contracts. These advance payments are initially recorded as deferred revenue on the balance sheet. As of November 30, 2025 and August 31, 2025, the Company recorded a deferred revenue balance of $29,630 and $11,005, respectively.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company deferred offering costs of $3,225,464 as of both November 30, 2025 and August 31, 2025. Such costs will be deferred and will be offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of November 30, 2025.

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

14 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of November 30, 2025, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The Company adopted ASU 2023-09 effective September 1, 2025. The adoption did not have a material effect on its financial position, results of operations, or cash flows, but resulted in expanded disclosures in its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose specific information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of ASU 2024-03 may have on its financial position, results of operations, cash flows, or disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

15 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	November 30, 2025	August 31, 2025

Finished goods	$172,677	$145,533
Raw materials and supplies	154,807	170,975
Total	$327,484	$316,508

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments and other receivables consists of the following:

	November 30, 2025	August 31, 2025

Deposits and Prepayments	$56,737	$51,055
Other receivables (Advances to suppliers)	2,762	10,621
Total	$59,499	$61,676

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	November 30, 2025	August 31, 2025
Plant and machineries	$612,510	$603,972
Office equipment	69,040	67,750
Vehicles	87,006	85,127
Furniture and equipment	25,259	24,479
Renovation	129,891	127,086
	923,706	908,414
Less: Accumulated depreciation	(671,761)	(643,857)
Property, plant and equipment, net	$251,945	$264,557

Depreciation expenses amounted to $27,904 and $19,166 for the three months ended November 30, 2025 and 2024, respectively.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets:

	November 30, 2025	August 31, 2025

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated technology-related intangible asset impairment	(27,511,542)	(27,511,542)
Adjusted carrying amount	55,636,225	55,636,225
Less: Accumulated amortization	(14,692,872)	(14,056,447)
Intangible assets, net	$40,943,353	$41,579,778

Amortization expenses for intangible assets amounted to $636,425 and $902,419 for the three months ended November 30, 2025 and 2024, respectively.

16 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	November 30, 2025	August 31, 2025

Accounts payable	$189,202	$224,949
Accruals	270,925	323,245
Other payables	151,246	149,034
Total	$611,373	$697,228

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% to 8% per annum accrue on a daily basis and tenure of 6 months, until the successful uplisting or terms mutually between the parties. The Company reported amount due to shareholders of $2,818,747 and $2,436,407 as of November 30, 2025, and August 31, 2025, respectively.

NOTE 11 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share.

During the three months ended November 30, 2024, the Company issued 373,822 shares of Common Stock at a per share purchase price of $2.50 as the Offering for gross proceeds of $934,534 received in the fiscal year ended August 31,2023.

During the three months ended November 30, 2024, the Company issued in aggregate 52,107 shares of Common Stock to 15 referral agents in consideration for their referral to the Company of certain investors.

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

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of November 30, 2025 and August 31, 2025, the Company had 27,180,631 shares of common stock issued and outstanding.

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Years Ended
	November 30, 2025	August 31, 2025
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

18 | Page

The components of net deferred tax assets are as follows:

	November 30, 2025	August 31, 2025
Net operating loss carry-forward	$55,000,000	$54,000,000
Less: valuation allowance	(55,000,000)	(54,000,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $55,000,000 at November 30, 2025, and approximately $54,000,000 at August 31, 2025, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

NOTE 13 ROU ASSET AND LEASES

A lease is defined as a contract that conveys the right to control the use of identifiable tangible property for a period of time in exchange for consideration. The Company adopted ASC Topic 842 which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee including the Company’s leases of office and factory. The Company elected not to recognize ROU assets and lease liabilities arising from short-term leases with initial lease terms of twelve months or less (deemed immaterial) on the accompanying consolidated balance sheets.

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

The following is a summary of ROU asset and operating lease liabilities:

	November 30, 2025	August 31, 2025
Assets:
ROU asset	$76,704	$91,408

Liabilities:
Current:
Operating lease liabilities	$59,973	$63,262
Non-current
Operating lease liabilities	22,489	34,774
Total lease liabilities	$82,462	$98,036

As of November 30, 2025, the remaining maturities of lease liabilities were as follows:

Operating lease
2026	$59,973
2027	22,489
Total	$82,462

NOTE 14 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of November 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to November 30, 2025, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

23 | Page

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2025, as compared to the three months ended November 30, 2024.

Three Months Ended November 30, 2025, versus Three Months Ended November 30, 2024

	Three Months Ended November 30
	2025	2024	Changes	%
Revenue	$20,451	$51,929	$(31,478)	(61)%
Cost of revenue	22,685	90,110	(67,425)	(75)%
Gross loss	(2,234)	(38,181)	35,947	94%
Operating expenses	1,036,654	4,602,876	(3,566,222)	(77)%
Loss from operation	(1,038,888)	(4,641,057)	3,602,169	(78)%
Other income	173	153	20	13%
Loss from operation before income taxes	$(1,038,715)	$(4,640,904)	$3,602,189	78%

Revenue

The Group generated revenues of $20,451 in the three months ended November 30, 2025, as compared to $51,929 in the three months ended November 30, 2024. The decrease of $31,478, or 61%, was primarily due to a reduction in sales volume of HVAC products and related service.

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

Cost of revenue

For the three months ended November 30, 2025, cost of revenue decreased to $22,685, or 111% of revenue, compared to $90,110, or 174% of revenue in the same period in 2024. The significant decrease of $67,425, or 75%, was primarily driven by lower production volumes of the HVAC product as well as reduced material costs.

The cost of revenue encompasses production costs and purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operations and expand its product offerings.

Gross loss

For the three months ended November 30, 2025, the Company reported a gross loss of $2,234, or a negative gross margin of 11%, compared to a gross loss of $38,181, or a negative gross margin of 74% in the same period in 2024. The improvement of $35,947, or 94%, reflects improved manufacturing efficiency and reduced material costs, allowing for better costs control despite lower production volumes.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

For the three months ended November 30, 2025, operating expenses amounted to $1,036,654, compared to $4,602,876 in the same period in 2024, reflecting a decrease of $3,566,222, or 77%. This decrease was primarily driven by reduced general and administrative expenses, including lower stock-based compensation and professional fees, as well as a reduction in technology-related intangible asset amortization following the impairment of intangible assets in the year ended August 31, 2025.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

24 | Page

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the three months ended November 30, 2025, and 2024 were not material.

Loss from operations before income taxes

The Company reported a loss from operations before income taxes of $1,038,715 for the three months ended November 30, 2025, compared to $4,640,904 in the corresponding period in 2024, reflecting an improvement of $3,602,189, or 78%.

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

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30, 2025	August 31, 2025	Changes	%
Current assets	$483,981	$527,748	$(43,767)	(8)%
Current liabilities	3,522,555	3,212,754	309,801	10%
Working capital	(3,038,574)	(2,685,006)	(353,568)	(13)%

As of November 30, 2025, the decrease in current assets was mainly due to the decrease in cash and accounts receivable, partially offset by an increase in inventories.

As of November 30, 2025, the increase in current liabilities was mainly due to the increase in amount due to shareholders of $382,340.

As of November 30, 2025, our company had a working capital deficit of $3,038,574, compared with $2,685,006 as of August 31, 2025. The increased deficit reflects ongoing operational investments amid revenue challenges, partially mitigated by cost controls.

25 | Page

Cash Flows

Three Months Ended November 30, 2025, versus Three Months Ended November 30, 2024

	November 30,	November 30,
	2025	2024	Changes	%
Cash flows used in operating activities	$(34,790)	$(41,533)	6,743	16%
Cash flows used in investing activity	(15,292)	-	(15,292)	(100)%
Cash flows used in financing activities	(2,020)	(2,346)	326	14%
Net changes in cash	(52,102)	(43,879)	(8,223)	(19)%

The Company’s cash and cash equivalents stood at $74,918 as of November 30, 2025, compared to $93,329 as of August 31, 2025. Cash used in operating activities for the three months ended November 30, 2025, was $34,790. This resulted primarily from a net loss of $1,038,715, which was offset by non-cash adjustments including depreciation of $27,904 and amortization of $636,425. Changes in operating assets and liabilities included decreases in accounts receivable of $34,155, deposits, prepayments, and advances to suppliers of $2,177, and operating lease right-of-use assets of $14,704; increases in deferred revenue of $18,625, other payables of $2,212, and amounts due to shareholders of $382,340; partially offset by increases in inventories of $10,976, decreases in accounts payable and accruals of $88,067, and operating lease liabilities of $15,574.

Cash used in investing activities resulted from the purchase of property, plant, and equipment amounting to $15,292 during the three months ended November 30, 2025.

Cash used in financing activities resulted from payments of hire purchase amounting to $2,020 during the three months ended November 30, 2025.

Net changes in cash and cash equivalents included a positive effect from exchange rate changes of $33,691.

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

26 | Page

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

Going Concern

The Company’s financial statements as of November 30, 2025, is prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of November 30, 2025, and August 31, 2025, the Company had an accumulated deficit of $55,006,861 and $54,028,719 respectively. The Company incurred net loss of $1,038,715 and $4,640,904 for the three months ended November 30, 2025, and 2024, respectively. It was brought to the attention of the Management to assess going concern considering all facts and circumstances about the foreseeable future of the Company as well as its assets and liabilities on the basis that it will be able to realize and discharge them in the normal course of business.

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

Material Commitments

We have no material commitments as of November 30, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which introduces more detailed requirements for annual disclosures for income taxes. The ASU requires public business entities to present specific categories in the income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose the amounts of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign jurisdiction. The Company adopted ASU 2023-09 effective September 1, 2025. The adoption did not have a material effect on its financial position, results of operations, or cash flows, but resulted in expanded disclosures in its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose specific information about certain costs and expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of ASU 2024-03 may have on its financial position, results of operations, cash flows, or disclosures.

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

The Company has initiated to implement measures to strengthen its internal control framework, including:

The Company has engaged experienced U.S. GAAP consultants to assist with technical accounting matters, SEC reporting requirements, and the review of financial statements. In addition, management is enhancing the technical capabilities of the Accounting and Finance Team through targeted U.S. GAAP training, professional development programs, and knowledge-sharing initiatives. The Company is also in the process of recruiting qualified accounting and finance personnel with relevant experience to strengthen financial reporting and compliance capabilities.

The Company is developing a comprehensive accounting and financial reporting policy and procedure manual. This manual is intended to document financial statement preparation, review, approval, and reporting processes. Management is also enhancing internal control activities over the financial statement close process and providing training to ensure appropriate implementation and consistent application of the policies. The manual will be reviewed and updated periodically to reflect changes in applicable accounting standards, regulatory requirements, and internal practices.

The Company plans to establish an Audit Committee, Compensation Committee, and Nomination Committee upon uplisting to enhance corporate governance and oversight. Management is reviewing and clarifying roles and responsibilities within the finance function and implementing an authorization matrix to improve segregation of duties over financial transactions. The Company also plans to recruit additional qualified personnel and is considering establishing an internal audit function, either internally or through outsourcing, to strengthen monitoring controls.

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

EvoAir Holdings Inc.

Dated: January 13, 2026	By:	/s/ Low Wai Koon
Low Wai Koon Chairman and Chief Executive Officer

Dated: January 13, 2026	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

31 | Page