Form 10-Q
period 2026-02-28
EvoAir Holdings Inc.
filed 2026-04-10
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 10, 2026
Common Stock, $0.001	27,180,631

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF FEBRUARY 28, 2026 AND AUGUST 31, 2025

	February 28, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$45,835	$93,329
Accounts receivable, net	57,458	56,235
Inventories	339,937	316,508
Deposit, prepayments and other receivables	62,185	61,676
Total current assets	505,415	527,748

Non-current assets
Property, plant and equipment, net	250,887	264,557
Operating lease right-of-use assets	63,413	91,408
Deferred offering cost	3,230,576	3,225,464
Technology-related intangible assets, net	40,306,927	41,579,778
Total non-current assets	43,851,803	45,161,207

TOTAL ASSETS	$44,357,218	$45,688,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$463,061	$548,194
Other payables	218,514	149,034
Deferred revenue	31,812	11,005
Hire purchase creditor	748	4,852
Amounts due to shareholders	3,299,033	2,436,407
Operating lease liability - current	58,778	63,262
Total current liabilities	4,071,946	3,212,754

Non-current liabilities
Operating lease liabilities	9,670	34,774
Total non-current liabilities	9,670	34,774

TOTAL LIABILITIES	4,081,616	3,247,528

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 27,180,631 shares issued and outstanding as at February 28, 2026 and August 31, 2025*	27,181	27,181
Additional paid in capital	97,492,063	97,492,063
Accumulated other comprehensive loss	(154,197)	(85,598)
Accumulated deficit	(55,945,881)	(54,028,719)
Non-controlling interest	(1,143,564)	(963,500)
Total shareholders’ equity	40,275,602	42,441,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,357,218	$45,688,955

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2026 AND 2025

	Three months ended		Six months ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025

Revenue	$67,588	$71,124	$88,039	$123,053
Cost of revenue	62,144	70,066	84,829	160,176
Gross profit/(loss)	5,444	1,058	3,210	(37,123)

Operating expenses:
Selling and marketing expenses	3,708	4,955	4,095	14,698
General and administrative expenses	1,006,147	1,271,390	2,042,414	5,864,523
Total operating expenses	1,009,855	1,276,345	2,046,509	5,879,221

Loss from operation	(1,004,411)	(1,275,287)	(2,043,299)	(5,916,344)

Other income
Interest income / (expenses)	(12)	91	(12)	179
Other income	145	2,208	318	2,273
Total other income	133	2,299	306	2,452

Loss from operation before income taxes	(1,004,278)	(1,272,988)	(2,042,993)	(5,913,892)

Income tax expenses	-	-	-	-

Net loss	$(1,004,278)	$(1,272,988)	$(2,042,993)	$(5,913,892)

Less: Net loss attributable to non-controlling interests	(65,258)	(67,166)	(125,831)	(152,669)

Net loss attributable to equity holders of the Company	(939,020)	(1,205,822)	(1,917,162)	(5,761,223)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(156,523)	(4,532)	(122,832)	14,238
Total comprehensive loss	(1,095,543)	(1,210,354)	(2,039,994)	(5,746,985)

Less: net comprehensive income attributable to non-controlling interests	(40,959)	1,302	(54,233)	12,235

Net comprehensive loss attributable to equity holders of the Company	(1,054,584)	(1,211,656)	(1,985,761)	(5,759,220)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted*	(0.03)	(0.04)	(0.07)	(0.22)

Weighted average number of common shares outstanding:
Basic and diluted*	27,180,631	27,180,631	27,180,631	26,470,324

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2026 AND 2025

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total

Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$(607,558)	$51,481,262
Issuance of common stock for consulting service	1,494,935	1,495	5,978,245	-	-	-	5,979,740
Fraction shares issued due to reverse stock split	105	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	7,837	10,933	18,770
Net loss	-	-	-	(4,555,401)	-	(85,503)	(4,640,904)
Balance as of November 30, 2024	27,180,631	$27,181	$97,492,063	$(43,957,258)	$(40,990)	$(682,128)	$52,838,868
Foreign currency translation adjustment	-	-	-	-	(5,834)	1,302	(4,532)
Net loss	-	-	-	(1,205,822)	-	(67,166)	(1,272,988)
Balance as of February 28, 2025	27,180,631	$27,181	$97,492,063	$(45,163,080)	$(46,824)	$(747,992)	$51,561,348

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	income	interests	Total
Balance as of August 31, 2025	27,180,631	$27,181	$97,492,063	$(54,028,719)	$(85,598)	$(963,500)	$42,441,427
Foreign currency translation adjustment	-	-	-	-	46,965	(13,274)	33,691
Net loss	-	-	-	(978,142)	-	(60,573)	(1,038,715)
Balance as of November 30, 2025	27,180,631	$27,181	$97,492,063	$(55,006,861)	$(38,633)	$(1,037,347)	$41,436,403
Foreign currency translation adjustment	-	-	-	-	(115,564)	(40,959)	(156,523)
Net loss	-	-	-	(939,020)	-	(65,258)	(1,004,278)
Balance as of February 28, 2026	27,180,631	$27,181	$97,492,063	$(55,945,881)	$(154,197)	$(1,143,564)	$40,275,602

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11,2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE SIX MONTHS PERIODS ENDED FEBRUARY 28, 2026 AND 2025

	February 28, 2026	February 28, 2025

Cash flows from operating activities
Net loss	$(2,042,993)	(5,913,892)
Adjustments for non-cash income and expenses:
Depreciation	75,590	50,074
Amortization	1,272,851	1,804,838
Stock based compensation	-	3,261,676
Changes in operating assets and liabilities:
Accounts receivables	(1,223)	4,944
Inventories	(23,429)	79,394
Deposit, prepayments and advances to suppliers	(509)	26,788
Operating lease right-of-use assets	27,995	51,299
Accounts payable and accruals	(85,133)	(105,622)
Deferred revenue	20,807	(1,325)
Operating lease liabilities	(29,588)	(51,409)
Other payables	69,480	54,840
Net cash used in operations	$(716,152)	$(738,395)

Cash flows from investing activity
Purchase of property, plant and equipment	(61,920)	-
Cash used in investing activity	$(61,920)	$-

Cash flows from financing activities
Amounts due to shareholders	862,626	749,086
Payments of hire purchase	(4,104)	(4,358)
Payment of deferred offering costs	(5,112)	-
Net cash generated from financing activities	$853,410	$744,728

Net increase in cash and cash equivalents	75,338	6,333
Effect of exchange rate changes	(122,832)	40,143
Cash and cash equivalents at start of period	93,329	152,985
Cash and cash equivalents at end of period	45,835	199,461

The accompanying footnotes are an integral part of these consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

EvoAir Holdings Inc. (formerly Unex Holdings Inc.) (the “Company”, “EVOH”, “we”, “us”, or “our”) is a corporation established under the corporation laws in the State of Nevada, United States of America (“U.S”) on February 17, 2017. The Company has adopted an August 31 fiscal year-end.

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

On February 6, 2026, the WKL Eco Earth Holdings has increased its investment in WKL Guanzhe Green Technology Guangzhou Co Ltd (China) by injecting an additional RMB1,500,000 into its registered capital. This investment has resulted in an increase in WKL Eco Earth Holding’s equity interest in WKL Guanzhe Green Technology to 66.67%.

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

9 | Page

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

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)	66.67%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

*	Shareholding of WKL Guanzhe Green Technology Guangzhou Co Ltd (China) has increased from 62.5% to 66.67% on February 6, 2026.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of February 28, 2026 are prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of February 28, 2026 and August 31, 2025, the Company had an accumulated deficit of $55,945,881 and $54,028,719, respectively. The Company incurred a net loss of $1,004,278 and $1,272,988 for the three months ended February 28, 2026 and 2025, respectively, and $2,042,993 for the six months ended February 28, 2026 compared to $5,913,892 for the six months ended February 28, 2025.

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

The consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, and its 67.5% owned EvoAir Manufacturing which included a 100% owned subsidiary, Evo Air Marketing, 55% owned WKL EcoEarth Indochina, and its 66.67% owned WKL Guanzhe.

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

Fiscal Year End

The Company operates on a fiscal-year basis, with the fiscal year ending on August 31.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of February 28, 2026, and August 31, 2025, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net value of the face amount less any allowance for expected credit loss. The allowance for expected credit loss is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. An allowance for credit losses is recorded in the period when loss is probable based on an assessment of specific evidence indicating troubled collection, historical experience, accounts aging and other factors. The Company reviews the allowance for credit losses on a regular basis, and all past due balances are reviewed individually for collectability. An account receivable is written off after all collection efforts have ceased. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

As of February 28, 2026, and August 31, 2025, our net accounts receivable totaled $ 57,458 and $56,235, respectively, after deducting allowances for credit losses of $26,977 and $25,409, respectively. The modest increase in the allowance for credit losses was attributable to foreign currency translation adjustments.

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

Deferred Revenue

The Company collects customer deposits in advance for certain business contracts. These advance payments are initially recorded as deferred revenue on the balance sheet. As of February 28, 2026, and August 31, 2025, the Company recorded a deferred revenue balance of $31,812 and $11,005, respectively.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company deferred $3,230,576 and $3,225,464 of offering costs as of February 28, 2026and August 31, 2025 respectively. Such costs will be deferred and offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for the office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of February 28, 2026.

Operating lease assets and liabilities are recognized at the present value of future lease payments as of the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in the economic environments where the leased asset is located. Operating lease assets also include any prepaid lease payments and lease incentives. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancellable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Measurement of Fair Value

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices, and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined in the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of February 28, 2026, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

In September 2025, the FASB issued ASU 2025-06-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

15 | Page

NOTE 5 INVENTORIES

Inventories consist of the following:

	February 28, 2026	August 31, 2025

Finished goods	$205,986	$145,533
Raw materials and supplies	133,951	170,975

Total	$339,937	$316,508

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consists of the following:

	February 28, 2026	August 31, 2025

Deposits and Prepayments	$55,720	$51,055
Other receivables (Advances to suppliers)	6,465	10,621

Total	$62,185	$61,676

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	February 28, 2026	August 31, 2025
Plant and machineries	$640,334	$603,972
Office equipment	72,897	67,750
Vehicles	92,377	85,127
Furniture and equipment	26,818	24,479
Renovation	137,908	127,086
	970,334	908,414
Less: Accumulated depreciation	(719,447)	(643,857)
Property, plant, and equipment, net	$250,887	$264,557

Depreciation expense for the six months ended February 28, 2026, was $75,590. Depreciation expense for the six months ended February 28, 2025, was $50,074.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of February 28, 2026 and August 31, 2025:

	February 28, 2026	August 31, 2025

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated technology-related intangible asset impairment	(27,511,542)	(27,511,542)
Adjusted carrying amount	55,636,225	55,636,225
Less: Accumulated amortization	(15,329,298)	(14,056,447)
Intangible assets, net	$40,306,927	$41,579,778

Amortization expenses for intangible assets for the three months ended February 28, 2026, and 2025 were $1,272,851 and $1,804,838 respectively.

16 | Page

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	February 28, 2026	August 31, 2025

Accounts payable	$141,198	$224,949
Accruals	321,863	323,245
Other payables	218,514	149,034

Total	$681,575	$697,228

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% to 8% per annum accruing on a daily basis and tenure of 6 months, until the successful uplisting or terms mutually between the parties. The Company reported amounts due to shareholders of $3,299,033 and $2,436,407 as of February 28, 2026, and August 31, 2025, respectively.

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

On November 25, 2024, the Company issued, in aggregate, 679,516 shares of Common Stock, representing 2.5% of the issued and outstanding shares of Common Stock, to certain project management consultants in consideration for their services in relation to the proposed initial public offering.

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% of the issued and outstanding shares of Common Stock in consideration for their corporate and business development consulting services.

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of February 28, 2026, and August 31, 2025, the Company had 27,180,631 and 27,180,631 shares of its common stock issued and outstanding, respectively.

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

17 | Page

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Years Ended
	February 28, 2026	August 31, 2025
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

The components of net deferred tax assets are as follows:

	February 28, 2026	August 31, 2025
Net operating loss carry-forward	$55,900,000	$54,000,000
Less: valuation allowance	(55,900,000)	(54,000,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $55,900,000 as of February 28, 2026, and approximately $54,000,000 as of August 31, 2025, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

The following is a summary of ROU asset and operating lease liabilities:

	February 28, 2026	August 31, 2025
Assets:
ROU asset	$63,413	$91,408

Liabilities:
Current:
Operating lease liabilities	$58,778	$63,262
Non-current
Operating lease liabilities	9,670	34,774
Total lease liabilities	$68,448	$98,036

As of February 28, 2026, the remaining maturities of lease liabilities were as follows:

Operating lease
2026	$58,778
2027	9,670
Total	$68,448

NOTE 14 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of February 28, 2026, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to February 28, 2026, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

On February 6, 2026, the WKL Eco Earth Holdings has increased its investment in WKL Guanzhe Green Technology Guangzhou Co Ltd (China) by injecting an additional RMB1,500,000 into its registered capital. This investment has resulted in an increase in WKL Eco Earth Holding’s equity interest in WKL Guanzhe Green Technology to 66.67%.

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

Existing working capital proceeds from issuance of securities, further advances, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through internally generated funds, advances and proceeds from issuance of securities. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) research and development; (ii) expansion of product offerings; (iii) geographical expansion; and (iv) marketing expenses. We intend to finance these expenses with further issuances of securities and advances. Thereafter, we expect we will need to raise additional capital and generate revenue to meet long-term operating requirements. Additional issuances of equity will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

23 | Page

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended February 28, 2026, as compared to the three and six months ended February 28, 2025.

Three Months Ended February 28, 2026, versus Three Months Ended February 28, 2025

	Three Months Ended February 28
	2026	2025	Changes	%
Revenue	$67,588	$71,124	$(3,536)	(5)%
Cost of revenue	62,144	70,066	(7,922)	(11)%
Gross profit	5,444	1,058	4,386	415%
Operating expenses	1,009,855	1,276,345	(266,490)	(21)%
Loss from operation	(1,004,411)	(1,275,287)	270,876	(21)%
Other income	133	2,299	(2,166)	(94)%
Loss from operation before income taxes	$(1,004,278)	$(1,272,988)	$268,710	21%

Revenue

Revenue decreased modestly to $67,588 in the three months ended February 28, 2026 from $71,124 in the same period of 2025, a decline of 5%. The decrease was primarily attributable to lower sales volume of Ionic Nano Copper Zinc and related products, which was partially offset by growth in EvoAir air-conditioner sales,

We continue to build momentum through strategic distribution channels, project collaborations, private labelling and licensing models. The Group remains committed to strengthening traction of EvoAir™ and driving adoption across residential, commercial and industrial sectors.

We remain confident in the long-term prospects of EvoAir™ and are focused on continuing to innovate and address challenges, with a view to establishing the product as a leading solution in the sustainable cooling market.

Cost of revenue and Gross profit

Cost of revenue decreased to $62,144 from $70,066. As a result, gross profit increased substantially to $5,444 from $1,058. This 415% improvement was driven by lower production overhead costs demonstrating improved cost management even amid softer revenue.

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

Operating expenses

Operating expenses decreased by $266,490, or 21%, to $1,009,855 from $1,276,345. The reduction was primarily due to lower general and administrative expenses, including decreased professional fees, compliance costs, and other overheads. Selling and marketing expenses also declined modestly as the Company continued to exercise prudent cost control while supporting strategic initiatives.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

24 | Page

Other income

Other income for the three months ended February 28, 2026, and 2025 were not material.

Loss from operations before income taxes

Loss from operations improved by 21% to $1,004,411 from $1,275,287. After other income, loss before income taxes improved by 21% to $1,004,278. The improvement was driven by higher gross profit and lower operating expenses, partially offset by lower other income.

While near-term revenue remains challenged, management is encouraged by the strong gross-profit improvement and continued operating-expense discipline. We remain focused on distribution expansion, private labelling/licensing and broader adoption of our eco-friendly HVAC solutions.

Six Months Ended February 28, 2026, versus Six Months Ended February 28, 2025

	Six Months Ended February 28
	2026	2025	Changes	%
Revenue	$88,039	$123,053	$(35,014)	(28)%
Cost of revenue	84,829	160,176	(75,347)	(47)%
Gross profit/(loss)	3,210	(37,123)	40,333	109%
Operating expenses	2,046,509	5,879,221	(3,832,712)	(65)%
Loss from operation	(2,043,299)	(5,916,344)	3,873,045	65%
Other income	306	2,452	(2,146)	(88)%
Loss from operation before income taxes	$(2,042,993)	$(5,913,892)	$3,870,899	65%

Revenue

Revenue decreased to $88,039 from $123,053, a reduction of 28%. The decline was primarily due to lower sales volumes of Ionic Nano Copper Zinc and related products, which was partially offset by growth in EvoAir™ air-conditioner sales, we continue to expand reach via strategic distribution, project collaborations and private-labelling/licensing models, positioning the Group for future growth in the sustainable cooling market.

We remain confident in the long-term prospects of EvoAir™ and are focused on continuing to innovate and address challenges, with a view to establishing the product as a leading solution in the sustainable cooling market.

Cost of revenue and Gross profit

Cost of revenue decreased 47% to $84,829. Gross profit turned positive at $3,210 compared with a gross loss of $37,123 in the prior period. This 109% improvement was driven by lower production overhead costs demonstrating improved cost management even amid softer revenue

25 | Page

The cost of revenue encompasses production costs and the purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operations and expand its product offerings.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

Operating expenses decreased substantially by $3,832,712, or 65%, to $2,046,509 from $5,879,221. The reduction was driven primarily by lower general and administrative expenses, including reduced stock-based compensation, professional fees, and other overhead costs relative to the prior period. Selling and marketing expenses also declined as the Company maintained disciplined cost control while supporting key growth initiatives.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the six months ended February 28, 2026, and 2025 was not material.

Loss from operations before income taxes

Loss from operations improved 65% to $2,043,299 from $5,916,334. Loss before income taxes improved 65% to $2,042,993. The improvement was driven by higher gross profit and lower operating expenses

The continued net loss reflects strategic investments in infrastructure and the lack of full economies of scale during the growth phase. Management is encouraged by gross-profit turnaround and substantial operating-expense reductions.

Although revenue remains under pressure in the near term due to slower-than-expected market traction for our eco-friendly HVAC products, management is encouraged by the meaningful progress in gross profitability and the substantial reduction in operating expenses. These positive trends demonstrate the effectiveness of our cost optimization efforts.

We remain committed to expanding distribution channels, advancing private labeling and licensing opportunities, and increasing adoption of EvoAir™ solutions across diverse market segments. These strategic initiatives, combined with ongoing operational improvements, are expected to support a return to sustainable revenue growth and improved financial performance in future periods.

26 | Page

Liquidity and Capital Resources

Working Capital

	As of February 28, 2026	As of August 31, 2025	Changes	%
Current assets	$505,415	$527,748	$(22,333)	(4)%
Current liabilities	4,071,946	3,212,754	859,192	27%
Working capital	(3,566,531)	(2,685,006)	(881,525)	(33)%

As of February 28, 2026, current assets decreased by $22,333, or 4%, compared to August 31, 2025. The decline was primarily due to lower cash and cash equivalents, partially offset by increases in inventories and accounts receivable.

Current liabilities increased by $859,192, or 27%, mainly due to a rise in amounts due to shareholders from $2,436,407 to $3,299,033. This increase reflects continued shareholder funding to support operations during the current growth phase.

As a result, the Company’s working capital deficit widened to $3,566,531 as of February 28, 2026, compared to $2,685,006 as of August 31, 2025. The larger deficit is attributable to ongoing operational investments and revenue challenges, only partially mitigated by cost control measures.

Cash Flows

Six Months Ended February 28, 2026, versus Six Months Ended February 28, 2025

	February 28, 2026	February 28, 2025	Changes	%
Net cash used in operating activities	$(716,152)	$(738,395)	22,243	(3)%
Cash flows used in investing activity	(61,920)	-	(61,920)	(100)%
Cash flows generated from financing activities	853,410	744,728	108,682	15%
Net changes in cash	(75,338)	(6,333)	(69,005)	(1,090)%

Cash Flows from Operating Activities

Net cash used in operating activities improved slightly to $716,152 in the period ended February 28, 2026, from $738,395 in the comparable period of 2025. The cash usage primarily reflects the net loss of $2,042,993, partially offset by non-cash adjustments, including amortization of $1,272,851 and depreciation of $75,590. Favorable working-capital movements provided a partial offset, including increases in accounts payable and accruals of $83,133 and other payables of $69,480.

Cash Flows from Investing Activities

Net cash used in investing activities was $61,920, related to the purchase of property, plant, and equipment. There were no investing cash flows in the comparable period of 2025.

Cash Flows from Financing Activities

Net cash generated from financing activities was $853,410, primarily from amounts due to shareholders of $862,626. This was partially offset by payments on hire purchase obligations of $4,104 and payment of deferred offering costs of $5,112.

Overall, cash and cash equivalents decreased from $93,329 as of August 31, 2025 to $45,835 as of February 28, 2026. The net decrease was also affected by foreign currency translation adjustments of $122,832.

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

Going Concern

The Company’s financial statements as of February 28, 2026 are prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of February 28, 2026 and August 31, 2025, the Company had an accumulated deficit of $55,945,881and $54,028,719, respectively. The Company incurred a net loss of $1,004,278 and $1,272,988 for the three months ended February 28, 2026 and 2025, respectively, and $2,042,993 for the six months ended February 28, 2026 compared to $5,913,892 for the six months ended February 28, 2025.

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

Material Commitments

We have no material commitments as of February 28, 2026.

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

In September 2025, the FASB issued ASU 2025-06-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.

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

An evaluation was conducted under the supervision and with the participation of our Management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2026. Based on our Management’s evaluation under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, Management identified the following control deficiencies that represent material weaknesses as at February 28, 2026:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Management is not aware of any unregistered sales of equity securities or use of proceeds.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended February 28, 2026

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

EvoAir Holdings Inc.

Dated: April 10, 2026	By:	/s/ Low Wai Koon
Low Wai Koon Chairman and Chief Executive Officer

Dated: April 10, 2026	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

33 | Page