Form 10-Q
period 2026-05-31
EvoAir Holdings Inc.
filed 2026-07-10
CIK 1700844

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

Applicable Only to Corporate ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 10, 2026
Common Stock, $0.001	27,180,631

EvoAir Holdings Inc.

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF MAY 31, 2026 AND AUGUST 31, 2025

	May 31, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$35,811	$93,329
Accounts receivable, net	34,402	56,235
Inventories	310,960	316,508
Deposit, prepayments and other receivables	59,561	61,676
Total current assets	440,734	527,748

Non-current assets
Property, plant and equipment, net	226,862	264,557
Operating lease right-of-use assets	46,456	91,408
Deferred offering cost	3,233,652	3,225,464
Technology-related intangible assets, net	39,670,502	41,579,778
Total non-current assets	43,177,472	45,161,207

TOTAL ASSETS	$43,618,206	$45,688,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$577,456	$548,194
Other payables	215,684	149,034
Deferred revenue	25,929	11,005
Hire purchase creditor	-	4,852
Amounts due to shareholders	3,544,333	2,436,407
Operating lease liability - current	50,342	63,262
Total current liabilities	4,413,744	3,212,754

Non-current liabilities
Operating lease liabilities	-	34,774
Total non-current liabilities	-	34,774

TOTAL LIABILITIES	4,413,744	3,247,528

Commitments and contingencies (Note 14)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 27,180,631 shares issued and outstanding as at May 31, 2026 and August 31, 2025*	27,181	27,181
Additional paid in capital	97,492,063	97,492,063
Accumulated other comprehensive loss	(159,196)	(85,598)
Accumulated deficit	(56,959,317)	(54,028,719)
Non-controlling interest	(1,196,269)	(963,500)
Total shareholders’ equity	39,204,462	42,441,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,618,206	$45,688,955

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

3 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2026 AND 2025

	Three months ended		Nine months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025

Revenue	$123,574	$37,306	$211,613	$160,359
Cost of revenue	116,751	8,505	201,580	168,681
Gross profit/(loss)	6,823	28,801	10,033	(8,322)

Operating expenses:
Selling and marketing expenses	617	5,566	4,712	20,264
General and administrative expenses	1,086,034	1,231,898	3,128,448	7,096,421
Total operating expenses	1,086,651	1,237,464	3,133,160	7,116,685

Loss from operation	(1,079,828)	(1,208,663)	(3,123,127)	(7,125,007)

Other income
Interest income/(expense)	(43)	(32)	(55)	147
Other income	1,654	21,857	1,972	24,130
Total other income/(expense)	1,611	21,825	1,917	24,277

Loss from operation before income taxes	(1,078,217)	(1,186,838)	(3,121,210)	(7,100,730)

Income tax expenses	-	-	-	-

Net loss	$(1,078,217)	$(1,186,838)	$(3,121,210)	$(7,100,730)

Less: Net loss attributable to non-controlling interests	(64,781)	(69,014)	(190,612)	(221,683)

Net loss attributable to equity holders of the Company	(1,013,436)	(1,117,824)	(2,930,598)	(6,879,047)

Other comprehensive income/(loss):
Foreign currency translation adjustment	7,077	(103,798)	(115,755)	(89,560)
Total comprehensive loss	(1,006,359)	(1,221,622)	(3,046,353)	(6,968,607)

Less: net comprehensive income attributable to non-controlling interests	12,076	(21,508)	(42,157)	(9,273)

Net comprehensive loss attributable to equity holders of the Company	(1,018,435)	(1,200,114)	(3,004,196)	(6,959,334)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted*	(0.04)	(0.04)	(0.11)	(0.26)

Weighted average number of common shares outstanding:
Basic and diluted	27,180,631	27,180,631	27,180,631	26,709,695

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

4 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2026 AND 2025

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	deficit	income	Interests	Total

Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$(607,558)	$51,481,262
Issuance of common stock for consulting service	1,494,935	1,495	5,978,245	-	-	-	5,979,740
Fraction shares issued due to reverse stock split	105	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	7,837	10,933	18,770
Net loss	-	-	-	(4,555,401)	-	(85,503)	(4,640,904)
Balance as of November 30, 2024	27,180,631	$27,181	$97,492,063	$(43,957,258)	$(40,990)	$(682,128)	$52,838,868
Foreign currency translation adjustment	-	-	-	-	(5,834)	1,302	(4,532)
Net loss	-	-	-	(1,205,822)	-	(67,166)	(1,272,988)
Balance as of February 28, 2025	27,180,631	$27,181	$97,492,063	$(45,163,080)	$(46,824)	$(747,992)	$51,561,348
Foreign currency translation adjustment	-	-	-	-	(82,290)	(21,508)	(103,798)
Net loss	-	-	-	(1,117,824)	-	(69,014)	(1,186,838)
Balance as of May 31, 2025	27,180,631	$27,181	$97,492,063	$(46,280,904)	$(129,114)	$(838,514)	$50,270,712

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares	Amount	capital	deficit	income	Interests	Total

Balance as of August 31, 2025	27,180,631	$27,181	$97,492,063	$(54,028,719)	$(85,598)	$(963,500)	$42,441,427
Foreign currency translation adjustment	-	-	-	-	46,965	(13,274)	33,691
Net loss	-	-	-	(978,142)	-	(60,573)	(1,038,715)
Balance as of November 30, 2025	27,180,631	$27,181	$97,492,063	$(55,006,861)	$(38,633)	$(1,037,347)	$41,436,403
Foreign currency translation adjustment	-	-	-	-	(115,564)	(40,959)	(156,523)
Net loss	-	-	-	(939,020)		(65,258)	(1,004,278)
Balance as of February 28, 2026	27,180,631	$27,181	$97,492,063	$(55,945,881)	$(154,197)	$(1,143,564)	$40,275,602
Foreign currency translation adjustment	-	-	-	-	(4,999)	12,076	7,077
Net loss	-	-		(1,013,436)	-	(64,781)	(1,078,217)
Balance as of May 31, 2026	27,180,631	$27,181	$97,492,063	$(56,959,317)	$(159,196)	$(1,196,269)	$39,204,462

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

5 | Page

EVOAIR HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE NINE MONTHS PERIODS ENDED MAY 31, 2026 AND 2025

	May 31, 2026	May 31, 2025

Cash flows from operating activities
Net loss	$(3,121,210)	(7,100,730)
Adjustments for non-cash income and expenses:
Depreciation	93,738	84,729
Amortization	1,909,276	2,707,257
Stock based expense	-	3,261,676
Changes in operating assets and liabilities:
Accounts receivables	21,833	3,419
Inventories	5,548	25,026
Deposit, prepayments and advances to suppliers	2,115	32,624
Operating lease right-of-use assets	44,952	61,007
Accounts payable and accruals	29,262	14,162
Deferred revenue	14,924	6,002
Operating lease liabilities	(47,694)	(63,847)
Other payables	66,650	68,580
Net cash used in operations	$(980,606)	$(900,095)

Cash flows from investing activity
Purchase of property, plant and equipment	-	(5,902)
Cash used in investing activity	$-	$(5,902)

Cash flows from financing activities
Loan from shareholders	1,107,926	972,045
Payments of hire purchase	(4,852)	(6,003)
Payment of deferred offering costs	(8,188)	(42,454)
Net cash generated from financing activities	$1,094,886	$923,588

Net decrease in cash and cash equivalents	114,280	17,591
Effect of exchange rate changes	(171,798)	(89,560)
Cash and cash equivalents at start of period	93,329	152,985
Cash and cash equivalents at end of period	35,811	81,016

The accompanying footnotes are an integral part of these consolidated financial statements.

6 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2026 AND 2025

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

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)*	66.67%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

*	Shareholding of WKL Guanzhe Green Technology Guangzhou Co Ltd (China) has increased from 62.5% to 66.67% on February 6, 2026.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of May 31, 2026 are prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

10 | Page

As of May 31, 2026 and August 31, 2025, the Company had an accumulated deficit of $56,959,317 and $54,028,719, respectively. The Company incurred a net loss of $1,078,217 and $1,186,838 for the three months ended May 31, 2026 and 2025, respectively, and $3,121,210 for the nine months ended May 31, 2026 compared to $7,100,730 for the nine months ended May 31, 2025.

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

11 | Page

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of May 31, 2026, and August 31, 2025, the Company established that there are items that represented components of comprehensive income and, therefore, has included a statement of comprehensive income in the financial statements.

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

As of May 31, 2026, and August 31, 2025, our net accounts receivable totaled $ 34,402 and $56,235, respectively, after deducting allowances for credit losses of $26,497 and $25,409, respectively. The modest increase in the allowance for credit losses was attributable to foreign currency translation adjustments.

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

13 | Page

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

Deferred Revenue

The Company collects customer deposits in advance for certain business contracts. These advance payments are initially recorded as deferred revenue on the balance sheet. As of May 31, 2026, and August 31, 2025, the Company recorded a deferred revenue balance of $25,929 and $11,005, respectively.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”). Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company deferred $3,233,652 and $3,225,464 of offering costs as of May 31, 2026 and August 31, 2025 respectively. Such costs will be deferred and offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for the office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of May 31, 2026.

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

14 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of May 31, 2026, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

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

15 | Page

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

NOTE 5 INVENTORIES

Inventories consist of the following:

	May 31, 2026	August 31, 2025

Finished goods	$131,201	$145,533
Raw materials and supplies	179,759	170,975

Total	$310,960	$316,508

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposits, prepayments and other receivables consists of the following:

	May 31, 2026	August 31, 2025

Deposits and Prepayments	$55,565	$51,055
Other receivables (Advances to suppliers)	3,996	10,621

Total	$59,561	$61,676

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	May 31, 2026	August 31, 2025
Plant and machineries	$639,921	$603,972
Office equipment	72,008	67,750
Vehicles	90,733	85,127
Furniture and equipment	26,341	24,479
Renovation	135,455	127,086
	964,457	908,414
Less: Accumulated depreciation	(737,595)	(643,857)
Property, plant, and equipment, net	$226,862	$264,557

16 | Page

Depreciation expense for the nine months ended May 31, 2026, was $93,738. Depreciation expense for the nine months ended May 31, 2025, was $84,729.

NOTE 8 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of May 31, 2026 and August 31, 2025:

	May 31, 2026	August 31, 2025

Technology 1-Portable Air Cooler	$27,438,763	$27,438,763
Technology 2-Condensing Unit	55,709,004	55,709,004
	83,147,767	83,147,767
Less: Accumulated technology-related intangible asset impairment	(27,511,542)	(27,511,542)
Adjusted carrying amount	55,636,225	55,636,225
Less: Accumulated amortization	(15,965,723)	(14,056,447)
Intangible assets, net	$39,670,502	$41,579,778

Amortization expenses for intangible assets for the nine months ended May 31, 2026, and 2025 were $1,909,276 and $2,707,257 respectively.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	May 31, 2026	August 31, 2025

Accounts payable	$245,119	$224,949
Accruals	332,338	323,245
Other payables	215,684	149,034

Total	$793,140	$697,228

NOTE 10 RELATED PARTY TRANSACTIONS

Amounts due to shareholders

Amounts due to shareholders are unsecured, with interest of 3% to 8% per annum accruing on a daily basis and tenure of 3 months to 6 months, until the successful uplisting or terms mutually between the parties. The Company reported amounts due to shareholders of $3,544,333 and $2,436,407 as of May 31, 2026, and August 31, 2025, respectively.

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

17 | Page

On November 25, 2024, the Company issued, in aggregate, 815,419 shares of Common Stock, representing 3.0% of the issued and outstanding shares of Common Stock in consideration for their corporate and business development consulting services.

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. Therefore, as of May 31, 2026, and August 31, 2025, the Company had 27,180,631 and 27,180,631 shares of its common stock issued and outstanding, respectively.

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

Reconciliation between the statutory tax rate to income before income taxes and the actual provision for income taxes is as follows:

	Years Ended
	May 31, 2026	August 31, 2025
US Statutory rate	21%	21%
Effect of reconciling items for tax purposes	(21)%	(21)%

Effective income tax rate	-%	-%

18 | Page

The components of net deferred tax assets are as follows:

	May 31, 2026	August 31, 2025
Net operating loss carry-forward	$57,000,000	$54,000,000
Less: valuation allowance	(57,000,000)	(54,000,000)
Net deferred tax asset	-	-

The Company had net operating loss carry forwards for tax purposes of approximately $57,000,000 as of May 31, 2026, and approximately $54,000,000 as of August 31, 2025, which may be available to offset future taxable income. Utilization of the net operating loss carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by Section 381 of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carry forwards before utilization.

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

The amendments were accounted for as lease modifications effective February 1, 2025. Per ASC 842-10-25-8, the lease liability was remeasured at the modification date as the present value of the revised lease payments over the remaining term, discounted using the Company’s incremental borrowing rate of 4.75% (the rate implicit in the lease was not readily determinable). The ROU asset was adjusted proportionately to reflect the reduction in leased area, with any difference between the reduction in the ROU asset and the lease liability recognized as a loss of $19,396 in net loss during the year ended August 31, 2025.

19 | Page

The following is a summary of ROU asset and operating lease liabilities:

	May 31, 2026	August 31, 2025
Assets:
ROU asset	$46,456	$91,408

Liabilities:
Current:
Operating lease liabilities	$50,342	$63,262
Non-current
Operating lease liabilities	-	34,774
Total lease liabilities	$50,342	$98,036

As of May 31, 2026, the remaining maturities of lease liabilities were as follows:

Operating lease
2026	$50,342
2027	-
Total	$50,342

NOTE 14 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of May 31, 2026, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 15 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to May 31, 2026, to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

20 | Page

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

21 | Page

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

22 | Page

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

23 | Page

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

24 | Page

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended May 31, 2026, as compared to the three and nine months ended May 31, 2025.

Three Months Ended May 31, 2026, versus Three Months Ended May 31, 2025

	Three Months Ended May 31
	2026	2025	Changes	%
Revenue	$123,574	$37,306	$86,268	231%
Cost of revenue	116,751	8,505	108,246	1,273%
Gross profit	6,823	28,801	(21,978	(76)%
Operating expenses	1,086,651	1,237,464	(150,813)	(12)%
Loss from operation	(1,079,828)	(1,208,663)	128,835	(11)%
Other income	1,611	21,825	(20,214)	(93)%
Loss from operation before income taxes	$(1,078,217)	$(1,186,838)	$108,621	(9)%

Revenue

Revenue increase significantly to $123,574 for the three months ended May 31, 2026 from $37,306 in the same period of 2025, an increase of 231%. The growth was primarily driven by and increase of in EvoAir air-conditioner sales.

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

Cost of revenue and Gross profit

Cost of revenue increased to $116,751 from $8,505, in line with increased revenue activity. Consequently, gross profit declined to $6,823 from $28,801 in the prior period. This gross margin compression was driven by higher production and product costs associated with elevated sales volumes in the current quarter.

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

Operating expenses

Operating expenses decreased by $150,813, or 12%, to $1,086,651 from $1,237,464. The reduction was primarily due to lower general and administrative expenses, including decreased professional fees, compliance costs, and other overheads. Selling and marketing expenses also declined modestly as the Company continued to exercise prudent cost control while supporting strategic initiatives.

25 | Page

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the three months ended May 31, 2026, and 2025 were not material.

Loss from operations before income taxes

Loss from operations improved by 11% to $1,079,828 from $1,208.663. After accounting for other income, the loss before income taxes improved by 21% to $1,078,217. The improvement was mainly due to lower operating expenses, partially offset by lower other income.

Management is encouraged by the strong revenue growth and continued operating-expense discipline in the third quarter. We remain focused on distribution expansion, private labelling/licensing and broader adoption of our eco-friendly HVAC solutions.

Nine Months Ended May 31, 2026, versus Nine Months Ended May 31, 2025

	Nine Months Ended May 31
	2026	2025	Changes	%
Revenue	$211,613	$160,359	$51,254	32%
Cost of revenue	201,580	168,681	32,899	20%
Gross profit/(loss)	10,033	(8,322)	18,355	221%
Operating expenses	3,133,160	7,116,685	(3,983,525)	(56)%
Loss from operation	(3,123,127)	(7,125,007)	4,001,880	56%
Other income	1,917	24,277	(22,360)	(92)%
Loss from operation before income taxes	$(3,121,210)	$(7,100,730)	$3,979,520	56%

Revenue

Revenue increased to $211,613 from $160,359, an improvement of 32%. The increase was primarily driven by growth in EvoAir™ air-conditioner sales, as we continue to expand reach via strategic distribution, project collaborations and private-labelling/licensing models, positioning the Group for future growth in the sustainable cooling market.

We remain confident in the long-term prospects of EvoAir™ and are focused on continuing to innovate and address challenges, with a view to establishing the product as a leading solution in the sustainable cooling market.

Cost of revenue and Gross profit

Cost of revenue increased 20% to $201,580 from $168,681, in line with higher revenue activity. Gross profit improved to $10,033 from a gross loss of $8,322 in the prior period, reflecting improved product mix and cost efficiency gains achieved through operational enhancements

The cost of revenue encompasses production costs and the purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operations and expand its product offerings.

26 | Page

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Operating expenses

Operating expenses decreased substantially by $3,983,525, or 56%, to $3,133,160 from $7,116,685. The reduction was driven primarily by lower general and administrative expenses, including reduced stock-based compensation, professional fees, and other overhead costs relative to the prior period. Selling and marketing expenses also declined as the Company maintained disciplined cost control while supporting key growth initiatives.

Key components of operating expenses included salaries and related expenses, commissions, rental costs, patent and trademark application/renewal fees, professional and compliance fees.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income

Other income for the nine months ended May 31, 2026, and 2025 was not material.

Loss from operations before income taxes

Loss from operations improved 56% to $3,123,127 from $7,125,007. Loss before income taxes improved 56% to $3,121,210. The improvement was driven by higher gross profit and significantly lower operating expenses

The continued net loss reflects ongoing strategic investments in the HVAC business infrastructure. Management is encouraged by the revenue growth achievement and substantial operating-expense reductions over the nine-month period.

Revenue growth of 32% in the nine months ended May 31, 2026 reflects improving market traction for our eco-friendly HVAC products. Management is encouraged by the improvement in gross profitability and the substantial reduction in operating expenses. These positive trends demonstrate the effectiveness of our cost optimization efforts and channel expansion strategy.

We remain committed to expanding distribution channels, advancing private labeling and licensing opportunities, and increasing adoption of EvoAir™ solutions across diverse market segments. These strategic initiatives, combined with ongoing operational improvements, are expected to support a return to sustainable revenue growth and improved financial performance in future periods.

Liquidity and Capital Resources

Working Capital

	As of May 31, 2026	As of August 31, 2025	Changes	%
Current assets	$440,734	$527,748	$(87,014)	(17)%
Current liabilities	4,413,744	3,212,754	1,200,990	37%
Working capital	(3,973,010)	(2,685,006)	(1,288,004)	(48)%

As of May 31, 2026, current assets decreased by $87,014, or 17%, compared to August 31, 2025. The decline was primarily due to lower cash and cash equivalents and accounts receivable

27 | Page

Current liabilities increased by $1,200,990, or 37%, mainly due to a rise in amounts due to shareholders from $2,436,407 to $3,544,333. This increase reflects continued shareholder funding to support operations during the current growth phase.

As a result, the Company’s working capital deficit widened to $3,973,010 as of May 31, 2026, compared to $2,685,006 as of August 31, 2025. The larger deficit is attributable to ongoing operational investments, only partially mitigated by improved revenue performance and cost control measures.

Cash Flows

Nine Months Ended May 31, 2026, versus Nine Months Ended May 31, 2025

	May 31, 2026	May 31, 2025	Changes	%
Net cash used in operating activities	$(980,606)	$(900,095)	(80,511)	(9)%
Cash flows used in investing activity	-	(5,902)	5,902	100%
Cash flows generated from financing activities	1,094,886	923,588	171,298	19%
Net changes in cash	114,280	17,591	96,689	550%

Cash Flows from Operating Activities

Net cash used in operating activities increased to $980,606 in the nine months ended May 31, 2026, from $900,095 in the comparable period of 2025. The cash usage primarily reflects the net loss of $3,121,210, partially offset by non-cash adjustments, including amortization of $1,909,276 and depreciation of $93,738. Favorable working-capital movements provided a partial offset, including increases in accounts receivable of $21,833, deferred revenue of $14,924, and other payables of $66,650.

Cash Flows from Investing Activities

There were no investing activities in the nine months ended May 31, 2026. Net cash used in investing activities was $5,902 in the comparable period of 2025, related to the purchase of property, plant, and equipment.

Cash Flows from Financing Activities

Net cash generated from financing activities was $1,094,886, primarily from amounts due to shareholders of $1,107,926. This was partially offset by payments on hire purchase obligations of $4,852 and payment of deferred offering costs of $8,188.

Overall, cash and cash equivalents decreased from $93,329 as of August 31, 2025 to $35,811 as of May 31, 2026.

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

28 | Page

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

Going Concern

The Company’s financial statements as of May 31, 2026 are prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established a sustainable ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

As of May 31, 2026 and August 31, 2025, the Company had an accumulated deficit of $56,959,317 and $54,028,719, respectively. The Company incurred a net loss of $1,078,217 and $1,186,838 for the three months ended May 31, 2026 and 2025, respectively, and $3,121,210 for the nine months ended May 31, 2026 compared to $7,100,730 for the nine months ended May 31, 2025.

29 | Page

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

Material Commitments

We have no material commitments as of May 31, 2026.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding for the period ended May 31, 2026.

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

EvoAir Holdings Inc.

Dated: July 10, 2026	By:	/s/ Low Wai Koon
Low Wai Koon Chairman and Chief Executive Officer

Dated: July 10, 2026	By:	/s/ Ong Bee Chen
Ong Bee Chen Chief Financial Officer

34 | Page