Form 10-K
period 2026-08-31
EvoAir Holdings Inc.
filed 2026-10-14
CIK 1700844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the financial year ended AUGUST 31, 2026

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The registrant had 27,180,631 shares of our Common Stock par value, $0.001 issued and outstanding as of October 14, 2026.

The aggregate market value of the Company’s common stock held by non-affiliates of 14,157,772 shares computed by reference to the closing price of the Company’s, common stock of $23.00, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $325,628,756 on February 27, 2026.

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

On May 31, 2026, WKL EcoEarth Indochina ceased its commercial operations as part of the Group’s efforts to streamline its international operations and reduce administrative costs. WKL EcoEarth Indochina operated primarily as an immaterial regional sales office and did not contribute materially to the Group’s consolidated revenue, assets or business operations. Applications for permanent closure and deregistration were submitted to the Cambodian General Department of Taxation and the Accounting and Auditing Regulator on June 6, 2026 and June 29, 2026, respectively. The formal dissolution of WKL EcoEarth Indochina remains subject to completion of the applicable regulatory procedures in Cambodia and is not expected to have a material impact on the Group’s consolidated financial position or results of operations.

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

Split Adjustment; Treatment of Fractional Shares

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 102,742,362 shares to 25,685,591 shares (subject to rounding up of fractional shares to the nearest whole number). Following the rounding up of fractional shares, an additional 105 shares of Common Stock were issued, resulting in 25,685,696 shares of Common Stock issued and outstanding immediately following the Reverse Stock Split.

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

5 | Page

Details of the Company’s subsidiaries:

Name	Place and date of incorporation	Principal activities	Ownership
EvoAir International Limited (“EvoAir International”)	British Virgin Islands, November 17, 2021	Investment holding.	100%

Subsidiary of EvoAir International
WKL Eco Earth Holdings Pte. Ltd. (“WKL Eco Earth Holdings”)	Singapore, July 12, 2018	Investment holding and research and development (“R&D”), marketing and sale of eco-friendly heating, ventilation, and air conditioning (“HVAC”) products and related services.	100%

Subsidiaries of WKL Eco Earth Holdings
WKL Eco Earth Sdn. Bhd. (“WKL Eco Earth”)	Malaysia, May 17, 2017	R&D, manufacturing, marketing and sale of eco-friendly HVAC products, and the manufacture and sale of related services as well as food, pharmaceutical products, and orthopaedic goods.	100%

WKL Green Energy Sdn Bhd (“WKL Green Energy”)	Malaysia, October 24, 2017	R&D on biotechnology.	100%

EvoAir Manufacturing (M) Sdn Bhd (“EvoAir Manufacturing”)	Malaysia, March 22, 2019	Holding company, R&D, manufacturing, marketing and sale of eco-friendly HVAC products and related services.	67.5%

WKL EcoEarth Indochina Co. Ltd (“WKL EcoEarth Indochina”)*	Cambodia, February 4, 2021	Marketing and sale of eco-friendly HVAC products and related services.	55%

WKL Guanzhe Green Technology Guangzhou Co Ltd (“WKL Guanzhe”)	People’s Republic of China, April 6, 2021	Manufacturing, marketing and sale of eco-friendly HVAC products and related services	66.67%

Subsidiary of EvoAir Manufacturing
Evo Air Marketing (M) Sdn. Bhd. (“Evo Air Marketing”)	Malaysia, February 2, 2021	Marketing and sale of eco-friendly HVAC products and related services	100%

The Company and its subsidiaries, collectively to be referred to as “EvoAir Group” or the “Group”.

* Our Cambodia subsidiary, WKL EcoEarth Indochina, is in the process of dissolution

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

A key component of our strategy is to enter into and expand into new markets with high demand for HVAC. The Group intends to replicate the similar model, continue development of its product line and expand into other Southeast Asian countries and the Chinese market, with possible expansion into the Middle East, Indonesia and India in the future. A core milestone in the global deployment of our proprietary brand lines is the Group’s commercial entry into the North American market. In March 2026, we executed a milestone Master Distributor Agreement with an established regional distribution partner, establishing our presence in the United States.

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

●	Developing and distributing health and functional wellness products

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

Building on this initiative, the Group is also expanding into the health and functional wellness product segment, including the development of botanical-based beverages and functional drinks formulated with natural ingredients aimed at supporting daily wellness and preventive self-care.

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

The unit is an eco-friendly air-conditioning system with patent pending heat emission control system (“HECS”) technology, which regulates the temperature and volume of heat transferred from the air-conditioning system into the environment. This product employs an innovative hydro-refrigeration system (“HRS”) integrating evaporative cooling process with refrigeration cycle, reducing temperature of the output air by approximately 30% while achieving an optimal cooling performance of approximately 25 to 28 degrees Celsius. The patent pending technology in the unit allows it to utilise substantially lower energy than its traditional air-conditioning units. The portable air-conditioning systems also incorporate ionizer technology producing high concentrations of negative ions to purify the surrounding air of mould spores, pollen, pet dander, odours, cigarette smoke, bacteria, viruses, dust and other hazardous airborne particles.

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

Customization Services

We provide product customization services to meet the specific operational, environmental, regulatory, and technical requirements of our customers across various industries. Our engineering and manufacturing capabilities enable us to modify product designs, materials, and system configurations to suit unique applications and operating conditions.

Our customization services include, but are not limited to:

●	Corrosion-resistant solutions, including stainless-steel casings and protective coverings for installations in highly corrosive environments, such as coastal and offshore locations where equipment is exposed to salt-laden air. We have provided such customized solutions for customers in Malaysia and Thailand, where environmental conditions require enhanced corrosion resistance and long-term equipment durability.

●	Customized portable air conditioning units designed to meet stringent technical specifications and performance requirements for government and institutional projects, including project in Singapore requiring compliance with customer-specific operational and quality standards.

●	Customized heat exchanger systems, including condenser and hydro-curtain configurations, to optimize cooling performance, energy efficiency, installation constraints, and application-specific operating conditions.

●	Application-specific modifications for customers operating in specialized industries, including food and beverage manufacturing facilities and restaurants, semiconductor manufacturing facilities, pharmaceutical manufacturing plants, and petrol stations, where environmental conditions, hygiene standards, safety requirements, space limitations, or continuous operation necessitate tailored air conditioning solutions.

Through our in-house engineering, product development, and manufacturing capabilities, we work closely with customers throughout the design and development process to deliver customized solutions that address their specific operational requirements while maintaining product quality, reliability, and performance.

9 | Page

Manufacturing

The Group manufactures its Coolpressor products under its EvoAir™ brand at its manufacturing facility in Malaysia, operated through its subsidiary, EvoAir Manufacturing. In addition, the Group collaborates with original equipment manufacturers (“OEMs”) to produce air-conditioning indoor units (blowers) that complement its EvoAir™ Coolpressor, as well as eco-friendly portable air-conditioning systems marketed under its e-Cond EVO™ brand. The Group’s manufacturing operations in Malaysia, together with its OEM partnerships, provide flexibility in production capacity and supply chain management to meet market demand across different regions.

Licensing, Supply and Maintenance Service

The Group commercializes its proprietary granted patent or utility model/ patent or utility model pending eco-friendly HVAC technologies through multi-tiered commercial channels. Our product offerings and operational capabilities are organized into two primary pillars: Proprietary Brand (EvoAir™) and Strategic Enterprise Frameworks.

We manufacture, distribute, and service our core energy-efficient cooling portfolio under our own brand names through the following channels:

●	Retail Distribution and Dealerships: We supply consumer retail markets through an expanding network of distribution and dealership channels.

●	Commercial, Industrial, and Institutional Integrated Solutions: The Group caters directly to enterprise clients, industrial operations, and real estate developers by supplying our air-conditioning systems for factories, corporate offices, and sustainable property developments. Beyond equipment supply, we deliver turnkey energy-saving retrofits directly to enterprise and industrial clients as well as property owners looking to optimize existing premises. To ensure long-term performance integrity and lock in immediate operational cost reductions through energy conservation, these deployments are fully supported by installation, technical diagnostic, and ongoing maintenance services.

To maximize the long-term market reach and scalability of our innovations, the Group’s commercialization strategy incorporates specialized frameworks designed to leverage third-party manufacturing and market infrastructure:

●	Original Design Manufacturing (ODM) & Private Labeling: We stand ready to design, manufacture, and supply our advanced HVAC solutions under private labels for third-party brand names seeking to expand their eco-friendly product suites.

●	Technology Licensing: As a key component of our long-term scalability model, the Group intends to license its proprietary granted patents and pending utility models directly to external brands. This framework will allow partner brands to incorporate our eco-friendly technologies into their own HVAC product lines, expanding our global footprint by leveraging their existing internal manufacturing capabilities and distribution networks.

Our footprint spans diverse geographical locations across Southeast Asia, including network in Malaysia, Singapore, and Thailand. We target property developers committed to sustainable, green-certified projects to naturally embed our systems into new infrastructure.

A core milestone in the global deployment of our proprietary brand lines is the Group’s commercial entry into the North American market. In March 2026, we executed a milestone Master Distributor Agreement with an established regional distribution partner, establishing our presence in the United States.

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

The Group believes its rights to patents and trademark rights serve to distinguish and protect its products from infringement and contribute to our competitive advantages. The Group had patents and trademarks in various stages of the registration application process in Malaysia, Asian, Middle East, USA and United Kingdom.

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

	Number of Aircon sold per Year (Thousands of units)
	2019	2020	2021	2022	2023	2024	2025
World	115,872	107,447	110,041	117,770	123,932	131,638	139,815
Residential Aircon	101,952	93,949	95,162	99,899	105,857	113,514	121,592
Commercial Aircon	13,920	13,499	14,879	17,871	18,075	18,124	18,222

By Continent
North America	14,226	15,029	16,515	19,026	18,416	19,199	19,778
Asia (Ex-Japan and China)	19,245	16,196	17,983	20,066	22,464	25,249	24,404
Europe	7,991	7,604	8,885	9,517	9,650	9,533	9,561
Latin America	8,254	7,423	6,547	7,016	7,288	7,329	7,401
Middle East	4,194	3,992	3,684	4,227	4,009	5,189	5,581
Africa	3,125	2,981	3,489	3,572	3,699	3,791	3,993
Ocenia	1,319	1,396	1,432	1,464	1,376	1,435	1,450
	58,354	54,621	58,535	64,888	66,902	71,725	72,168

By Country (Standalone)
Japan	10,768	10,687	10,201	9,885	9,589	10,187	10,573
China	46,751	42,142	41,305	42,998	47,440	49,726	57,075
	57,519	52,829	51,506	52,883	57,029	59,913	67,648

	115,873	107,450	110,041	117,771	123,931	131,638	139,816

Selected South East Asia
Malaysia	1,001	902	867	889	913	954	910
Singapore	135	113	121	129	127	129	122
Thailand	1,635	1,515	1,962	1,496	1,584	1,707	1,559
Vietnam	2,432	2,153	1,877	1,826	1,929	2,199	2,136

Source: Estimates of World Air Conditioner Demand (July 2024, June 2025 and August 2026) - The Japan Refrigeration and Airconditioning Industry Association (JRAIA). * Values have been rounded, so the total of “2. Residential Air Conditioners” and “3. Commercial Air Conditioners” may not match the reported overall total. * In sections “2. Residential Air Conditioners” and “3. Commercial Air Conditioners”, values marked with the “–” symbol are included under the region’s “Other” or “Regional Total” categories. For this reason, the sum of these sections may not equal the overall total.

As derived from the JRAIA report, in 2025, approximately 139 million units of air conditioners were sold globally of which approximately 87% were residential units and approximately 13% were commercial units.

Based on statistics available in the JRAIA report, we calculated both CAGR of residential and commercial air conditioners from 2019 to 2025 increased to approximately 2.98% and 4.59% respectively. China was the largest consumer of air conditioners globally and it accounted for approximately 41% of all air conditioners sales. By continent, North America had the highest CAGR of approximately 5.65% from 2019 to 2025 followed by Middle East at approximately 4.88% CAGR.

13 | Page

No.	Major Aircon Brands Globally	Company	Securities Exchange(1)	Principal Activities (2)	Market Capitalisation (USD’bn) (3)	Revenue (ttm) (USD’bn) (3)
1	Daikin	Daikin Industries Ltd	Tokyo Stock Exchange	Daikin Industries Ltd manufactures air conditioners and refrigerants. The company provides an array of products and technologies related to air-conditioning, refrigeration systems, oil hydraulics, defense systems, chemicals, and other electronics. The company’s air conditioners are widely used in residential, commercial, and industrial applications. It also offers chemical products such as fluoroplastics, chemical engineering machinery, fluorocarbons, and fine chemical products. The company offers industrial hydraulic equipment and machinery, mobile hydraulic equipment, components for guided missiles and oxygen therapy equipment.	36.16	31.78
2	Midea	Midea Group Co	Shenzhen Stock Exchange	Midea Group Co Ltd is a manufacturer, marketer, and seller of diversified products, including consumer appliances, HVAC (heating, ventilation and air-conditioning) systems, robotics and industrial automation and smart supply chain. The company’s major products include both residential and commercial air-conditioners, laundry appliances, kitchen appliances, refrigerators, smart logistics, components, and various small home appliances. It also provides installation, maintenance, after-sale and professional services.	83.41(4)	69.40
3	Trane	Trane Technologies PLC	New York Stock Exchange	Trane Technologies Plc is a manufacturer of industrial goods. It designs, manufactures, and sells a portfolio of industrial and commercial products. The company’s products enhance the quality, energy efficiency and comfort of air in homes and buildings, transport and protect food, and perishables; and increase industrial productivity and efficiency.	103.57	22.21
4	Carrier	Carrier Global Corp	New York Stock Exchange	Carrier Global Corp is a provider of heating, ventilating, air-conditioning, refrigeration systems, building automation, and fire and security technologies. The company’s products comprise furnaces, air conditioners, heat pumps, ductless systems, refrigeration equipment, boilers, indoor air quality products, compressors, thermostats, and refrigeration equipment. It also offers design, maintenance, and installation services.	45.94	22.11
5	LG	LG Electronics Inc	Korean Exchange	LG Electronics Inc manufactures and distributes consumer electronics and home appliances. The company’s product portfolio comprises televisions, monitors, personal computers, refrigerators, audio and beauty appliances, video equipment, washing machines, dishwashers, air purifiers, dehumidifiers, residential and commercial air conditioners, and vacuum cleaners. It also offers vehicle components, smartphones, information displays, solar panels, substrate and material, motor and sensor components, optic solutions, automotive components and camera modules.	26.08(5)	69.39
6	Panasonic	Panasonic Corp	Tokyo Stock Exchange	Panasonic Holdings Corp develops, produces, sells and services a range of electric and electronic products. Panasonic’s product portfolio includes room air-conditioners, TVs, fixed-phones, digital cameras, video equipment, home audio equipment, rice cookers, lamps, wiring devices, air-conditioning equipment, air purifiers and bicycles. It also offers electronic components, mounting machines, welding equipment, PCs and tablets, projectors, batteries, electric motors, electronic components, electronic materials, semiconductors and LCD panels. It provides consumer, logistics, automotive, aviation, entertainment, manufacturing and housing solutions, among others.	69.48	50.84
7	Mitsubishi Electric	Mitsubishi Electric Corp	Tokyo Stock Exchange	Mitsubishi Electric Corp develops, manufactures, and markets electrical and electronics products. The companys product portfolio comprises of air conditioning systems, home products, factory automation systems, automotive equipment, building systems, energy systems, visual information systems, transportation systems, semiconductors and devices, information and communication systems, space systems and public systems. It also offers maintenance services, it infrastructure services and network services. Mitsubishi Electric serves information processing and communications, space development and satellite communications, consumer electronics, industrial technology, energy, transportation, and building equipment sectors.	69.66	35.52

14 | Page

8	Haier	Haier Smart Home Co Ltd	Shanghai Stock Exchange	Haier Group is involved in the manufacturing, marketing and selling of a wide range of home appliances and consumer electronic products such as refrigerators, air conditioners, washing machines, water heaters, TVs, kitchen electric appliances, digital and home appliances, and computers.	18.85(4)	44.44
9	Lennox	Lennox International Inc	New York Stock Exchange	Lennox International Inc is a climate control solutions provider. The company designs, manufactures and markets a wide range of products for the heating, ventilation, air conditioning and refrigeration (HVACR) markets. Its heating and cooling products comprise a broad range of heat pumps, furnaces, packaged heating and cooling systems, accessories to improve indoor air quality, air conditioners, comfort control products, installation and services of commercial heating and cooling equipment, replacement parts and supplies.	12.50	5.30
10	Johnson Controls	Johnson Controls International PLC	New York Stock Exchange	Johnson Controls International Plc is a technology and multi-industrial company. It engineers, develops, manufactures, and installs building products and systems. The company offers HVAC equipment, fire suppression, distributed energy storage, fire detection, industrial refrigeration, building automation and controls, digital solutions, residential and smart home security, and retail solutions, among others.	95.00	25.00
11	Samsung	Samsung Electronics Co. Ltd	Korean Exchange	Samsung Electronics Co Ltd is a manufacturer of consumer electronics, information technology and mobile communications, and device solutions. The company’s product portfolio includes televisions, refrigerators, washing machines, air conditioners, medical devices, printers, monitors, computers, network systems, and digital cameras. It also manufactures LCD and LED panels, mobile phones and smartphones, tablets, and related accessories. Samsung provides solutions to retail, hospitality, healthcare institutions, finance, education, transportation, and government sectors.	1182.59(5)	288.87
12	Whirlpool	Whirlpool Corp	New York Stock Exchange	Whirlpool Corp is a designer, manufacturer, and supplier of home and kitchen appliances. Its product portfolio includes laundry appliances, refrigerators and freezers, cooking appliances, dishwashers, mixers, washing machines, air conditioners, heating and cooling products, water filters, and other portable household appliances.	1.96	14.92
13	Sharp	Sharp Corp	Tokyo Stock Exchange	Sharp Corp (Sharp) designs, develops, and markets digital information equipment, health and environmental equipment, energy, and business solutions. The company’s major products include refrigerators, microwave ovens, electric fans, beauty appliances, LED lights, air conditioners, washing machines, televisions, projectors, mobile phones, tablets, calculators, telephones, thin-film solar cells, solar cells, and storage battery. It also provides sensors, office solutions, humidifiers, dehumidifiers, business projectors, information displays, options and consumables, software, and ultrasonic cleaners. The company serves to original equipment manufacturers, electronics industries, solar industries, and household customers.	2.68	11.97

(1) Source: https://finance.yahoo.com/

(2) Source: https://www.globaldata.com/

(3) Source: https://finance.yahoo.com/ (5 October 2026); foreign exchange rate: https://www.oanda.com/currency-converter/en/ (6 October 2026)

(4) Source: https://finance.yahoo.com/ (30 September 2026); foreign exchange rate: https://www.oanda.com/currency-converter/en/ (6 October 2026)

(5) Source: https://finance.yahoo.com/ (2 October 2026); foreign exchange rate: https://www.oanda.com/currency-converter/en/ (6 October 2026)

15 | Page

Intellectual Property

As reflected in the table below, we currently have registered trademarks, several granted patents or utility models / patents or utility models pending for our proprietary HECS technologies and air-conditioning system designs filed in the United States and certain jurisdictions abroad. As of October 14, 2026, our trademark portfolio includes granted patent or utility model/ patent or utility model pending in various countries and stages. We also consider our manufacturing processes to be trade secrets and have non-disclosure agreements with current employees and business partners to protect those and other trade secrets held by the Company. Risks related to the protection and exploitation of IP rights are set forth in “Risk Factors.”

Trademarks
Mark	Country	Application No.	Filing Date	Status
	Malaysia	TM2021004997	24.02.2021	Registered
	Singapore	40202113590Q	09.06.2021	Registered
QCOV	Malaysia	TM2021004999	24.02.2021	Registered
	Singapore	40202113589T	09.06.2021	Registered
	Malaysia	TM2021025558	14.09.2021	Registered
	Malaysia	TM2021018495	07.07.2021	Registered
	Malaysia	TM2021012892	04.05.2021	Registered
EvoAir	Malaysia	TM2021002685	29.01.2021	Registered
We Cha	Malaysia	TM2020000453	09.01.2020	Registered
回球	Malaysia	TM2020000455	09.01.2020	Registered
回球	China	43752514	13.01.2020	Registered
	Malaysia	2017076420	27.12.2017	Registered
	Malaysia	TM2020007202	20.04.2020	Registered
	Singapore	40202022969Y	02.11.2020	Registered
	Malaysia	TM2025039315	11.11.2025	Registered

16 | Page

Grated Patents or Utility Models and Pending Patents or Utility Models
Invention Name	Country Code	Status	Application No.	Filing Date	Publication No.	Publication Date
Condensing Unit (E-coil)	PCT	Completed	PCT/MY2020/050038	30.06.2020	WO/2020/246871	10.12.2020
Condensing Unit (E-coil)	Thailand	Granted	2103003569	03.12.2021	20596	23.12.2022
Condensing Unit (E-coil)	Philippines	Granted	22021550009	02.12.2021	N/A	10.12.2020
Condensing Unit (E-pad)	PCT	Completed	PCT/MY2020/050070	18.08.2020	WO/2021/034185	25.02.2021
Condensing Unit (E-ball 1)	Malaysia	Granted	PI2019007957	31.12.2019	N/A	21.02.2024
Condensing Unit (E-ball 1)	PCT	Completed	PCT/MY2020/050207	29.12.2020	WO/2021/137695	08/07/2021
Condensing Unit (E-ball 1)	China	Granted	202090001025.2	30.06.2022	CN 218846310 U	11.04.2023
Condensing Unit (E-ball 1)	Japan	Granted	2022-600153	29.06.2022	3240103	21.11.2023
Condensing Unit (E-ball 2)	Malaysia	Granted	UI2020006990	23.12.2020	N/A	23.06.2022
Condensing Unit (E-ball 2)	PCT	Completed	PCT/MY2021/050119	14.12.2021	WO/2022/139572	30.06.2022
Condensing Unit (E-ball 2)	Taiwan	Granted	110148426	23.12.2021	202209780	01.08.2022
Condensing Unit (E-ball 2)	China	Granted	202190000952.7	21.06.2023	202190000952.7	26.12.2023
Condensing Unit (E-ball 2)	Thailand	Granted	2303001671	14.12.2021	24046	04.07.2024
Condensing Unit (E-ball 2)	Philippines	Granted	22023550013	20.06.2023	N/A	30.06.2022
Condensing Unit (E-ball 2)	Japan	Granted	2023-600140	22.06.2023	N/A	21.11.2023
Condensing Unit (E-ball 2)	UAE	Pending	P6001550/2023	19.06.2023	-	-
Condensing Unit (E-ball 2)	Cambodia	Pending	KH/UM/2023/00003	19.06.2023	-	-
Condensing Unit (E-ball 2)	USA	Granted	18/258,525	20.06.2023	US 2024/032084 A1	12.09.2024
Condensing Unit (E-ball 2)	Indonesia	Pending	P00202306541	20.07.2023	-	-
Condensing Unit (E-ball 2)	Vietnam	Granted	2-2023-00377	17.07.2023	N/A	27.11.2023
Condensing Unit (E-ball 2)	UK	Granted	2310921.8	17.07.2023	GB2617967	25.10.2023
Condensing Unit (E-ball 2)	India	Pending	202347048973	20.07.2023	-	-
Portable Air Cooler	Malaysia	Granted	PI 2017704572	28.11.2017	N/A	28.05.2019
Portable Air Cooler	PCT	Completed	PCT/MY2018/050076	15.11.2018	WO/2019/108053	06.06.2019
Portable Air Cooler	Thailand	Pending	2001002798	15.11.2018
System Heating and Cooling Air	Malaysia	Granted	UI2020003656	15.07.2020	N/A	15.01.2022
A new type of air conditioner outdoor unit	China	Granted	2022200638879	25.12.2021	CN216667840U	03.06.2022
Water pump bracket and air conditioner with the water pump bracket	China	Granted	2022200416765	07.01.2022	CN216665887U	03.06.2022
A water curtain structure	China	Granted	2022200417471	07.01.2022	CN216667874U	03.06.2022
A fan air guide frame assembly	China	Granted	2022200452850	07.01.2022	CN216667843U	03.06.2022
An air conditioner	China	Granted	2021233235910	25.12.2021	CN216620015U	27.05.2022
A water distributor damping groove and an air conditioner having the water distributor damping groove	China	Granted	2021233235696	25.12.2021	CN216620215U	27.05.2022
Wind board device	China	Granted	2021233216873	25.12.2021	CN216620075U	27.05.2022
A water tank structure	China	Granted	2021233215851	25.12.2021	CN216620214U	27.05.2022
Air conditioner outdoor unit	China	Granted	2021308587838	25.12.2021	CN307226419S	01.04.2022

17 | Page

Employees

As of October 14, 2026, the Group has approximately 22 employees, 20 of whom are full-time employees and 2 of whom are part-time located in Malaysia, Singapore and China.

Function	Number of Full-Time Employees	Office
Senior Management	3	Malaysia, Singapore
Finance and Accounting	4	Malaysia, China
Sales & Marketing	5	Malaysia
Human Resources & Administrative	3	Malaysia
Production & Operation	5	Malaysia, China
Research & Development	2	Malaysia

Principal Executive Offices

Our principal executive office is located at 31-A2, Jalan 5/32A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. We also have an office located in China at Shunde Western Ecological Industry Startup Zone D-08-01 (Foshan City, Shunde District, Xingtan Town, Depin Road no.1, Level 3).

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We have substantial doubt about our ability to continue as a going concern.

We need to raise additional capital to continue our normal and planned operations. For the fiscal years ended August 31, 2026 and August 31, 2025, we incurred a net loss of $4,351,484 and $14,968,005 respectively. In addition, as of August 31, 2026, we had an accumulated deficit of $58,123,258. The audited financial statements as of, and for the year ended, August 31, 2026, in this Annual Report have been prepared on a going-concern basis.

To address these challenges and the Company’s long-term viability, Management has developed a strategic plan focused on the continued development and expansion of its HVAC business. Key initiatives include:

●	Expansion of Product Offerings: Broadening the range of HVAC products to meet diverse market needs.

●	Geographical Expansion: Penetrating new markets to drive revenue growth.

●	Revenue Diversification: Expanding customer segments across retail, commercial, industrial, and project-based clients, as well as private label and licensing opportunities.

●	Achieve Profitability: Achieving economies of scale through operational efficiencies and growth.

Additionally, the Company is actively pursuing plans to raise additional funding to support operations and business expansion. This includes preparations to uplist on the Nasdaq Capital Market, which is expected to enhance access to capital and further strengthen the Company’s financial position.

There can be no assurance that these initiatives will be successful, that we will generate sufficient revenues or positive operating cash flows, or that additional financing will be available on acceptable terms, or at all. If we are unable to successfully implement our business strategy or obtain the capital necessary to support our operations and growth, our business, financial condition, results of operations and ability to continue as a going concern could be materially and adversely affected

If we are unable to continue to innovate, meet evolving market trends, adapt to changing customer demands and maintain our culture of innovation, our ability to sustain and grow our business may suffer.

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

We are in the process of winding down operations in Cambodia, which will take time and/or create financial risks.

On May 31, 2026, WKL EcoEarth Indochina ceased its commercial operations as part of the Group’s efforts to streamline its international operations and reduce administrative costs. WKL EcoEarth Indochina operated primarily as an immaterial regional sales office and did not contribute materially to the Group’s consolidated revenue, assets or business operations. Applications for permanent closure and deregistration were submitted to the Cambodian General Department of Taxation and the Accounting and Auditing Regulator on June 6, 2026 and June 29, 2026, respectively. The formal dissolution of WKL EcoEarth Indochina remains subject to completion of the applicable regulatory procedures in Cambodia and is not expected to have a material impact on the Group’s consolidated financial position or results of operations.  However, if the formal dissolution process is prolonged, this could result in higher expenses and litigation or regulatory risks for us on behalf of WKL EcoEarth Indochina.

We depend on our intellectual property and have access to certain intellectual property and information of our customers and suppliers. Infringement of or the failure to protect that intellectual property could adversely affect our future growth and success.

The Company’s intellectual property rights are important to our business and include numerous patents, trademarks, proprietary technology, technical data, business processes and other confidential information. Although we consider our intellectual property rights in the aggregate to be valuable, we do not believe that our business is materially dependent on a single intellectual property right or any group of them. We nonetheless rely on a combination of patents, trademarks, nondisclosure agreements, customer and supplier agreements, licence agreements, information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property. We also rely on nondisclosure agreements, information technology security systems and other measures to protect certain customer and supplier information and intellectual property that we have in our possession or to which we have access. Our efforts to protect such intellectual property and proprietary information may not be sufficient, however.

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

Our business depends on the continued contributions made by Low Wai Koon (“Dr. Low”), as our founder and chief executive officer, the loss of who may result in a severe impediment to our business, results of operation and financial condition.

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

According to Economy Outlook 2026 from Ministry of Finance Malaysia, geopolitical tensions intensify, trade frictions multiply, climate breakdown accelerates and financial markets oscillate. Although recent clarity on the United States tariff policies offers some reprieve, yet the risks of sector specific and reciprocal measures still loom and may disrupt the global trading system further and weigh on growth. Increased tariffs could elevate import costs, contribute to inflationary pressures, and diminish real household income. Over the long-term, concerns about the sustainability of public debt and the pace of fiscal consolidation may further impact investment decisions. The fading impact of tariff-related trade front-loading, the possibility of renewed tariff measures, rising geopolitical tensions, and fiscal imbalances pose substantial risks to stability in 2026. At the same time, tighter global financial conditions and high public debt in some economies add to the vulnerability. Any negative impact on the economy of Malaysia, as well as global economy as a whole, may in turn negatively impact our performance, and result in a substantial in a partial or entire loss of an investment in our Company.

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

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. Headline inflation, as measured by the Consumer Price Index (“CPI”), eased to an average of 1.4% in the first eight months of 2025, down from 1.8% over the same period in 2024, following favourable cost environment and sustained demand. Headline inflation is expected to remain contained within the 1% – 2% range in 2025. (source: Economic Outlook 2026, Ministry of Finance Malaysia)

While this inflationary trend will result in higher operational costs, we believe that this also strengthens our value proposition by emphasizing potential savings to customers through improved productivity and workflow efficiency derived from our technology solutions. To mitigate inflationary pressures, we will regularly review our pricing structure to ensure sustainable profitability.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

● any of our granted patent or utility model/ patent or utility model pending applications, if issued, will include claims having a scope sufficient to protect our products;

● any of our granted patent or utility model/ patent or utility model pending applications will be issued as patents;

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

We may never be able to pay dividends and are unlikely to do so.

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

The occurrence of one or more natural disasters, power outages or other unexpected events, including hurricanes, fires, earthquakes, volcanic eruptions, tsunamis, floods and other forms of severe weather, health epidemics, pandemics (including COVID-19) or other contagious outbreaks, conflicts, wars or terrorist acts, in the U.S. or in other countries in which we or our suppliers or customers operate could adversely affect our operations and financial performance. Natural disasters, power outages or other unexpected events could damage or close one or more of our facilities or disrupt our operations temporarily or long-term, such as by causing business interruptions or by affecting the availability and/or cost of materials needed for manufacturing. We have only one factory that can manufacture a specific product or product line. As a result, damage to or the closure of that factory may disrupt or prevent us from manufacturing certain products. Existing insurance arrangements may not cover all of the costs or lost cash flows that may arise from such events. The occurrence of any of these events could also increase our insurance and other operating costs or harm our sales.

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

Our principal executive office is located at 31-A2, Jalan 5/32A, 6 ½ Miles off Jalan Kepong, 52000 Kuala Lumpur, Malaysia. Our manufacturing plant and assembly lines are located at the leased factory and office premises of EvoAir Manufacturing, Malaysia, under a lease expiring in 2027. We also have an office in China at Shunde Western Ecological Industry Startup Zone D-08-01 (Foshan City, Shunde District, Xingtan Town, Depin Road no.1, Level 3).

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

MARKET INFORMATION

The registrant had 27,180,631 shares of our Common Stock par value, $0.001 issued and outstanding as of October 14, 2026. There were 315 record holders of our common stock.

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

On May 31, 2026, WKL EcoEarth Indochina ceased its commercial operations as part of the Group’s efforts to streamline its international operations and reduce administrative costs. WKL EcoEarth Indochina operated primarily as an immaterial regional sales office and did not contribute materially to the Group’s consolidated revenue, assets or business operations. Applications for permanent closure and deregistration were submitted to the Cambodian General Department of Taxation and the Accounting and Auditing Regulator on June 6, 2026 and June 29, 2026, respectively. The formal dissolution of WKL EcoEarth Indochina remains subject to completion of the applicable regulatory procedures in Cambodia and is not expected to have a material impact on the Group’s consolidated financial position or results of operations.

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

29 | Page

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

Split Adjustment; Treatment of Fractional Shares

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 102,742,362 shares to 25,685,591 shares (subject to rounding up of fractional shares to the nearest whole number). Following the rounding up of fractional shares, an additional 105 shares of Common Stock were issued, resulting in 25,685,696 shares of Common Stock issued and outstanding immediately following the Reverse Stock Split.

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

No shares of Common Stock were issued during the year ended August 31, 2026. As of August 31, 2026, the Company had 27,180,631 shares of Common Stock issued and outstanding.

Plan of Operation and Funding

We expect that our working capital requirements will continue to be funded primarily through internally generated funds, shareholder advances, short-term borrowings and proceeds from the issuance of securities. Our working capital requirements are expected to increase in line with the development and growth of our business.

As of August 31, 2026, the Company had cash and cash equivalents of $277,547 and a working capital deficit of $4,541,379. Historically, the Company has financed its operations through internally generated funds, advances from shareholders and proceeds from the issuance of securities. During the year ended August 31, 2026, amounts due to related parties and other shareholders increased by $1,237,234 to $3,673,641. In addition, the Company obtained short-term borrowings totaling SGD 700,000 (approximately $549,163) from unrelated third-party lenders during the year, one of which was subsequently extended (see Note 10 to the consolidated financial statements). As of August 31, 2026, the Company had no lines of credit or other bank financing arrangements.

Management continues to evaluate and pursue various financing alternatives to strengthen the Company’s working capital position and support its ongoing operations and planned business expansion. These include the proposed securities offering in connection with the Company’s planned uplisting to the Nasdaq Capital Market, as well as alternative financing arrangements such as private placements, other equity capital-raising opportunities, additional shareholder advances and extensions or refinancing of existing financing arrangements. Certain shareholders have extended the maturities of their existing advances, while others have requested renewal options. Management believes that the successful implementation of these financing initiatives would provide additional liquidity to support the Company’s operational requirements and strategic growth plans.

In connection with its business plan, the Company anticipates additional operating expenses and capital expenditures relating to (i) research and development; (ii) expansion of product offerings; (iii) geographical expansion; and (iv) sales and marketing activities. Management intends to pursue these initiatives progressively, taking into consideration available financial resources, business priorities and market conditions.

The Company’s existing cash resources and anticipated operating cash flows are not sufficient, on a standalone basis, to meet its expected funding requirements over the next twelve months, including obligations arising from existing financing arrangements. Accordingly, the Company will continue to pursue additional financing to support its operations and planned expansion. Although certain existing advances and borrowings have been extended, shareholders and other lenders are not contractually committed to provide additional funding or further extensions.

The availability and timing of additional financing remain subject to uncertainties, including market conditions and other factors beyond the Company’s control. Any issuance of additional equity securities may result in dilution to existing shareholders, and such securities may carry rights, preferences or privileges senior to those of the Company’s common stock. There can be no assurance that the proposed offering will be completed or that additional financing will be obtained on acceptable terms, or at all. If sufficient funding is not available, the Company may need to adjust the timing or scope of its planned business initiatives and capital expenditures, which could adversely affect its business operations and growth prospects.

Results of Operations

The following table sets forth certain selected statement of operations data for the financial year indicated in U.S. Dollars. In addition, we note that the year-to-year comparison may not be indicative of future performance. Interest expense for the year ended August 31, 2025 of $53,146, previously included in operating expenses, has been reclassified to other income/(expense) to conform to the current-year presentation. The reclassification had no effect on net loss.

The following summary of our operations should be read in conjunction with our audited financial statements for the financial years ended August 31 (“FYE”), 2026, and 2025, which are included herein.

	Year Ended August 31,
	2026	2025	Changes	%
Revenue	$319,052	$284,666	$34,386	12.1%
Cost of revenue	297,521	304,433	(6,912)	(2.3)%
Gross profit/(loss)	21,531	(19,767)	41,298	208.9%
Operating expenses	4,229,481	14,916,838	(10,687,357)	(71.6)%
Loss from operations	(4,207,950)	(14,936,605)	10,728,655	71.8%
Other expense	(143,534)	(31,400)	(112,134)	(357.1)%
Net Loss	(4,351,484)	(14,968,005)	10,616,521	70.9%

31 | Page

Revenue

The Group generated revenue of $319,052 for the year ended August 31, 2026, as compared to $284,666 for the year ended August 31, 2025, an increase of $34,386 or 12.1%. The increase was mainly attributable to higher sales of air-conditioners and related installation services. Sales of air-conditioners and HVAC products increased by $118,371 or 119.5%, and installation and related services revenue increased by $60,468 as more air-conditioner sales included installation. The increase was partially offset by a decrease of $131,097 or 97.7% in sales of the Ionic Nano Copper Zinc products, and a decrease of $20,578 in retrofitting sales. Revenue by product and service line was as follows:

	2026	2025	Changes	%
Air-conditioners and HVAC products	$217,416	$99,045	$118,371	119.5%
Installation and related services	79,748	19,280	60,468	313.6%
Components and parts	14,741	6,847	7,894	115.3%
Retrofitting	4,112	24,690	(20,578)	(83.3)%
Ionic Nano Copper Zinc products	3,035	134,132	(131,097)	(97.7)%
Other	-	672	(672)	(100.0)%
Total revenue	$319,052	$284,666	$34,386	12.1%

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

We remain confident in the long-term prospects of EvoAir™ and are focused on continuing to innovate and address challenges, with a view to establishing the product as a leading solution in the sustainable cooling market. However, our revenue base remains small and may fluctuate significantly from period to period depending on the timing of individual projects.

Cost of revenue

For the year ended August 31, 2026, cost of revenue decreased to $297,521, or 93.3% of revenue, compared to $304,433, or 106.9% of revenue in the year ended August 31, 2025, a decrease of $6,912 or 2.3%. The decrease in cost of revenue as a percentage of revenue was primarily attributable to lower production costs for HVAC products and better absorption of fixed manufacturing costs at EvoAir Manufacturing on higher sales volumes of air-conditioners and installation services.

The cost of revenue encompasses production costs and purchase of goods. The Company remains focused on further optimizing its cost structure and maintaining efficiencies as it continues to scale its operations and expand its product offering.

The Company remains focused on optimizing its cost structure and enhancing operational efficiencies. As we continue to scale operations and expand our product offerings, we are positive that these efforts will improve gross margins and position the Company for profitability in the future.

Gross profit/(loss)

For the year ended August 31, 2026, the Company reported a gross profit of $21,531, or a gross margin of 6.7%, compared to a gross loss of $19,767, or a negative gross margin of 6.9%, in the year ended August 31, 2025, an improvement of $41,298. The turnaround from gross loss to gross profit was largely achieved through reduced production costs combined with higher sales volumes of HVAC products and installation services, partially offset by the decline in sales of the higher-margin Ionic Nano Copper Zinc products.

32 | Page

Operating expenses

For the year ended August 31, 2026, operating expenses amounted to $4,229,481, compared to $14,916,838 in the year ended August 31, 2025, reflecting a decrease of $10,687,357 or 71.6%. The reduction was mainly attributable to (i) the absence in fiscal year 2026 of the intangible asset impairment charge of $6,931,502 recognized in fiscal year 2025; (ii) the absence of the non-cash stock based consulting expense of $3,261,676 for 815,419 shares of Common Stock issued to a business development consultant in November 2024; and (iii) a decrease of $424,377 in amortization of intangible assets, reflecting the lower carrying amount following the fiscal year 2025 impairment. The components of operating expenses were as follows:

	2026	2025	Changes	%
Amortization of intangible assets	$2,545,701	$2,970,078	$(424,377)	(14.3)%
Impairment of intangible assets	-	6,931,502	(6,931,502)	(100.0)%
Stock based consulting expense	-	3,261,676	(3,261,676)	(100.0)%
Other general and administrative expenses	1,672,221	1,731,533	(59,312)	(3.4)%
Selling and marketing expenses	11,559	22,049	(10,490)	(47.6)%
Total operating expenses	$4,229,481	$14,916,838	$(10,687,357)	(71.6)%

Other general and administrative expenses, which decreased by $59,312 or 3.4%, mainly included salaries and related expenses, commissions, rental costs, depreciation of non-factory assets, patent and trademark application/renewal fees, and professional and compliance fees. Selling and marketing expenses decreased by $10,490 or 47.6%.

The Company remains focused on prudent cost management to maintain operational efficiency while supporting strategic initiatives for growth and value creation.

Other income/(expense)

Other expense, net for the year ended August 31, 2026, was $143,534, compared to $31,400 in the year ended August 31, 2025, an increase of $112,134. Interest expense, net increased by $92,363 to $145,356, from $52,993. Interest expense on amounts due to related parties and other shareholders increased by $85,309 to $138,455, from $53,146, primarily due to higher average balances of interest-bearing advances. In addition, we incurred interest expense of $7,009 on the short-term borrowings obtained in July and August 2026, which bear interest at 3% per month. Interest income was $108, compared to $153. Other income decreased by $19,771 to $1,822, from $21,593, primarily due to lower foreign exchange gains.

Loss before income taxes

The Company reported a loss before income taxes of $4,351,484 for the year ended August 31, 2026, compared to $14,968,005 in the year ended August 31, 2025, an improvement of $10,616,521 or 70.9%. Net loss attributable to equity holders of the Company was $4,094,539, or $0.15 per share, compared to $14,626,862, or $0.55 per share, in the year ended August 31, 2025.

The improvement in net loss is primarily attributable to the absence of the intangible asset impairment and the stock based consulting expense recognized in fiscal year 2025, lower amortization of intangible assets, and the turnaround from gross loss to gross profit, partially offset by higher interest expense on shareholder advances and short-term borrowings. The net loss continues to include significant non-cash amortization of intangible assets of $2,545,701 and depreciation of $73,171. However, ongoing investments in building the necessary infrastructure and resources to support business expansion objectives continue to impact profitability. Additionally, the lack of economies of scale during this growth phase has affected the bottom line.

Management remains confident that these investments will position the Company for long-term growth and profitability as it scales operations and capitalizes on emerging opportunities. Strategies to enhance operational efficiencies and achieve economies of scale are key priorities moving forward.

33 | Page

Liquidity and Capital Resources

Working Capital

	As of	As of
	August 31, 2026	August 31, 2025	Changes	%
Current assets	$747,141	$527,748	$219,393	41.6%
Current liabilities	5,288,520	3,212,754	2,075,766	64.6%
Working capital	(4,541,379)	(2,685,006)	(1,856,373)	(69.1)%

As of August 31, 2026, the increase in current assets was primarily attributable to higher balances in cash and cash equivalents of $184,218 and accounts receivable of $48,088, reflecting higher sales. Conversely, the increase in current liabilities was mainly due to higher amounts due to related parties and other shareholders of $1,237,234, short-term borrowings of $549,163, other payables of $126,031, and accounts payable and accruals of $274,965.

As a result, the Company recorded a working capital deficit of $4,541,379 as of August 31, 2026, compared to $2,685,006 as of August 31, 2025. The widening deficit reflects the impact of continued operational losses and ongoing investments in business development and growth initiatives, which were financed principally through shareholder advances and short-term borrowings. Amounts due to related parties and other shareholders of $3,673,641, which represent 69.5% of current liabilities, are repayable in three or six months from drawdown or upon the successful uplisting, or on terms mutually agreed between the parties. Maturities have been extended at the lenders’ discretion, and there is no written commitment from the lenders to provide continued financing. Short-term borrowings of $549,163 (SGD 700,000), which represent 10.4% of current liabilities, mature in November 2026 (SGD 400,000) and January 2027 (SGD 300,000, following an extension agreed in October 2026).

Cash Flows

FYE 2026, versus FYE 2025

	August 31, 2026	August 31, 2025	$ Change	% Change
Net cash used in operating activities	$(1,359,890)	$(1,109,151)	$(250,739)	(22.6)%
Net cash used in investing activities	(1,247)	(16,991)	15,744	92.7%
Net cash provided by financing activities	1,674,690	1,118,056	556,634	49.8%
Net increase/(decrease) in cash and cash equivalents	313,553	(8,086)	321,639	3,977.7%

The Company’s cash and cash equivalents stood at $277,547 as of August 31, 2026, of which $47,948 was held by WKL Guanzhe in the PRC and is subject to PRC foreign exchange controls.

Net cash used in operating activities for the year ended August 31, 2026 was $1,359,890, compared to $1,109,151 for the year ended August 31, 2025, an increase of $250,739 or 22.6%. Net cash used in operating activities in fiscal year 2026 reflected the net loss of $4,351,484, adjusted for non-cash amortization of intangible assets of $2,545,701 and depreciation of $73,171, and a net cash inflow from changes in operating assets and liabilities of $372,722. That inflow comprised increases in accounts payable and accruals of $274,965, other payables of $126,031 and deferred revenue of $10,747, and decreases in deposits, prepayments and other receivables of $10,704 and inventories of $2,209, partially offset by an increase in accounts receivable of $48,088 and operating lease payments exceeding right-of-use asset amortization by $3,846.

Cash used in investing activities for the year ended August 31, 2026, was $1,247, compared to $16,991 for the year ended August 31, 2025, and related to purchases of property, plant, and equipment.

Cash provided by financing activities for the year ended August 31, 2026, was $1,674,690, primarily from net loans from related parties and other shareholders of $1,146,485 and proceeds from short-term borrowings of $549,163, partially offset by final payments of hire purchase of $4,852 and payment of deferred offering costs of $16,106.

34 | Page

As a result, cash and cash equivalents increased by $313,553 before the effect of exchange rate changes of $(129,335), resulting in a net increase in cash and cash equivalents of $184,218 from $93,329 as of August 31, 2025 to $277,547 as of August 31, 2026.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations as of August 31, 2026 consist of (i) amounts due to related parties and other shareholders of $3,673,641, repayable within twelve months or upon the successful uplisting; (ii) short-term borrowings of $549,163 (SGD 700,000), which bear interest at 3% per month and mature in November 2026 (SGD 400,000) and January 2027 (SGD 300,000); (iii) accounts payable, accruals and other payables of $1,007,475; and (iv) operating lease liabilities of $36,489 (undiscounted lease payments of $37,558) due within twelve months. We have no material commitments for capital expenditures. We intend to meet these requirements through continued shareholder advances, the extension or refinancing of the short-term borrowings and the proceeds of future equity financing, including our proposed uplisting to the Nasdaq Capital Market.

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

Critical Accounting Policies and Estimates

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery for local sales to the customer when control passes to the customer under the agreed shipping terms.

35 | Page

For all reporting periods, we have not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adopted rules.

Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires the Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, the allowance for credit losses, the allowance for obsolete inventory, the useful lives and recoverability of technology-related intangible assets and other long-lived assets, the lease terms and incremental borrowing rates used to measure operating lease liabilities and right-of-use (“ROU”) assets, and the valuation allowance for deferred income tax assets. The actual results could differ materially from these estimates.

Impairment of Technology-Related Intangible Assets

Our technology-related intangible assets had a net carrying amount of $39,034,077 as of August 31, 2026, representing approximately 90% of our total assets, and are amortized on a straight-line basis over a 20-year useful life. We review these assets for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, which requires us to estimate undiscounted future cash flows from the related asset group, including assumptions about revenue growth, market adoption of the EvoAir™ technology, gross margins, royalty and licensing income, operating costs and the remaining useful life. These assumptions are inherently uncertain given our limited revenue history. We recognized impairment charges of $6,931,502 in fiscal year 2025 and $20,580,040 in fiscal year 2024; no impairment was recognized in fiscal year 2026. If our revenue does not grow in line with our projections, we may be required to recognize additional impairment charges, which could be material. A reduction of one year in the estimated remaining useful life of the intangible assets would increase annual amortization expense by approximately $178,000.

Deferred Offering Costs

We have deferred $3,241,570 of costs directly attributable to our proposed initial public offering and uplisting, including $2,718,064 relating to shares of Common Stock issued to a consultant. Continued deferral requires judgment as to whether the offering remains probable of completion. If we abandon the offering, or it is postponed for an extended period, the entire balance would be charged to operations.

Going Concern

The Company’s consolidated financial statements as of August 31, 2026, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of August 31, 2026 and August 31, 2025, the Company had accumulated deficits of $58,123,258 and $54,028,719, respectively, and working capital deficits of $4,541,379 and $2,685,006, respectively. The Company incurred net losses of $4,351,484 and $14,968,005 for the years ended August 31, 2026 and 2025, respectively. Net cash used in operating activities increased to $1,359,890 for the year ended August 31, 2026, compared with $1,109,151 for the preceding fiscal year. The Company has continued to receive financial support through shareholder advances, which amounted to $3,673,641 as of August 31, 2026. The Company also has short-term financing obligations, which, together with its ongoing operating requirements, contribute to its working capital and liquidity needs.

Management remains focused on strengthening the Company’s financial position and advancing its business development and expansion strategies. The Company has developed a strategic plan aimed at enhancing its market presence, diversifying revenue streams and improving operational efficiencies to support sustainable business growth.

Key initiatives include:

●	Expansion of Product Offerings: Broadening the range of HVAC products to address evolving market demands and customer requirements.
●	Geographical Expansion: Developing new markets and strengthening distribution channels to expand the Company’s geographical presence and revenue opportunities.
●	Revenue Diversification: Expanding customer segments across retail, commercial, industrial and project-based clients, as well as exploring private-label and licensing opportunities.
●	Improved Profitability: Pursuing operational efficiencies and economies of scale through business growth and improved resource utilization.

36 | Page

In support of these initiatives, the Company is actively pursuing financing opportunities to strengthen its working capital position and facilitate the execution of its business plans. These include its proposed uplisting to the Nasdaq Capital Market and associated securities offering, as well as alternative financing arrangements, including private placements, other capital-raising opportunities, continued shareholder advances and extensions of existing financing arrangements. Management believes that the successful implementation of these financing initiatives would provide additional financial resources to support ongoing operations, accelerate business development activities and facilitate the Company’s planned expansion.

Management continues to evaluate its funding requirements and implement measures to support the Company’s operations and long-term growth objectives. However, the successful implementation of these plans, particularly the availability of additional financing, remains subject to factors beyond the Company’s control. Accordingly, management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. See Note 3 to the consolidated financial statements.

Material Commitments

We have no material commitments as of August 31, 2026, other than the obligations described under “Material Cash Requirements” above.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, by introducing key amendments to enhance disclosures in public entities’ reportable segments. Notable changes include the mandatory disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”), disclosure of other segment items, and requirements for consistency in reporting measures used by the CODM. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Accordingly, the Company adopted the provisions of ASU 2023-07 for its fiscal year beginning September 1, 2024 (fiscal year 2025) on a retrospective basis, and the interim disclosure requirements apply from fiscal year 2026. The adoption of the new standard had no impact on the Company’s financial position, results of operations or cash flows on the date of transition.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disaggregation of the income tax rate reconciliation and income taxes paid. We adopted this standard retrospectively effective September 1, 2025. The adoption affected disclosures only.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This standard requires disclosures of additional information about specific expense categories in the notes to the financial statements for interim and annual reporting periods. This standard, as clarified by ASU No. 2025-01, is effective for us in the annual period beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends guidance on measuring expected credit losses for current accounts receivable and contract assets arising from revenue contracts. This amended guidance requires to estimate credit losses for these short-term assets based on the economic conditions that exist as of the balance sheet date, without forecasting future economic conditions. We will adopt this standard effective beginning fiscal 2027. We do not expect the adoption to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to make targeted improvements to the accounting and application of guidance related to costs incurred to develop software for internal use. This standard is effective for us in the interim and annual periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard is effective for us in the annual period beginning in fiscal 2030. Early adoption is permitted. We do not currently receive material government grants and do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, and ASU No. 2025-12, Codification Improvements. ASU No. 2025-11 is effective for our interim periods beginning in the first quarter of fiscal 2029, and ASU No. 2025-12 is effective for us in the annual period beginning in fiscal 2028. We are currently evaluating the potential impact of these standards on our consolidated financial statements.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

37 | Page

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors of

EVOAIR HOLDINGS INC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evoair Holdings Inc. (the “Company”) as of August 31, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for each of the two years in the period ended August 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations, changes in shareholders’ equity and its cash flows for each of the two years in the period ended August 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $58,123,258. The Company incurred a net loss of $4,351,484 for the year ended August 31, 2026. The cash used in operating activities was $1,359,890 for the year ended August 31, 2026. The Company has accumulated losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with PCAOB standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not to express an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion.

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

38 | Page

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern Assessment

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $58,123,258 as of August 31, 2026, and incurred a net loss of $4,351,484 and used cash in operating activities of $1,359,890 for the year then ended. The Company has incurred recurring losses since inception and has depended on additional financing to fund operations. In accordance with ASC 205-40, management evaluated whether there were conditions or events, considered in the aggregate, that raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued, and whether its plans to mitigate those conditions were probable of being effectively implemented. Management’s plans, as described in Note 3, included improving operating performance, the proposed uplisting on the Nasdaq Capital Market and associated securities offering, as well as alternative financing arrangements, including continued shareholder advances and extensions or refinancing of existing financing arrangements. Management concluded that substantial doubt about the Company’s ability to continue as a going concern remained after consideration of these plans.

We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter because of the significant judgment exercised by management in forecasting cash requirements over the twelve-month look-forward period and in assessing the probability that its plans would be effectively implemented, as well as the adequacy of the related disclosures. The cash flow forecast was sensitive to significant assumptions, including projected revenue and operating expenditure, the timing and amount of proceeds from the proposed offering, and the availability of continued financial support, which depended on factors outside the Company’s control. Auditing these assumptions and management’s plans involved especially challenging and subjective auditor judgment.

39 | Page

How We Addressed the Matter in Our Audit

We performed the following principal audit procedures, among others:

-	Obtained an understanding of management’s process for evaluating the Company’s ability to continue as a going concern, including the preparation of the cash flow forecast for the look-forward period;
-	Evaluated the reasonableness of the significant assumptions in the cash flow forecast by comparing projected revenue and expenditure with historical results and results subsequent to year-end, and assessing consistency with the forecast used in the impairment assessment of intangible assets;
-	Evaluated the status and feasibility of the proposed uplisting and offering, including inspecting the underwriting engagement letter, regulatory filings and correspondence with the exchange;
-	Read minutes of meetings of the board of directors and made inquiries regarding events or conditions subsequent to year-end that may affect the Company’s liquidity;
-	Tested the mathematical accuracy of the cash flow forecast; and
-	Evaluated the adequacy of the going concern disclosures in Note 3 to the consolidated financial statements.

Impairment Assessment of Intangible Assets

Description of the Matter

As disclosed in Notes 4 and 8 to the consolidated financial statements, the Company’s technology-related intangible assets, comprising Technology 1 – Portable Air Cooler and Technology 2 – Condensing Unit, had a net carrying amount of $39,034,077 as of August 31, 2026, representing approximately 90% of the Company’s total assets. The intangible assets are amortized on a straight-line basis over an estimated useful life of 20 years, and an impairment loss of $6,931,502 was recognized on these assets for the year ended August 31, 2025.

The Company’s continued operating losses indicated that the carrying amount of the technology-related intangible assets may not be recoverable. Management performed a recoverability test as of August 31, 2026, in accordance with ASC 360-10, by comparing the asset group’s carrying amount with the estimated undiscounted future cash flows expected from its use and eventual disposition. Management concluded that the estimated undiscounted future cash flows exceeded the asset group’s carrying amount and, accordingly, recognized no impairment loss for the year ended August 31, 2026.

We identified the impairment assessment of technology-related intangible assets as a critical audit matter because of the significance of the carrying amount to the consolidated financial statements and the significant judgment exercised by management in estimating the undiscounted future cash flows, given the Company’s limited revenue history and the impairment losses recognized in prior years. The undiscounted future cash flows were based on the remaining licensed patents life of 12 years forecasted period for the Company’s Malaysian retail and projects channels and were sensitive to significant assumptions, including the probability of a successful uplisting on the Nasdaq Capital Market and the related deployment of offering proceeds, projected market share and sales volumes, average selling prices, gross and EBITDA margins, and the remaining economic life of the Company’s Malaysian patents. Auditing these assumptions involves especially challenging and subjective auditor judgment.

40 | Page

How We Addressed the Matter in Our Audit

We performed the following principal audit procedures, among others:

-	Obtained an understanding of management’s process for identifying impairment indicators and performing the recoverability test;
-	Evaluated the identification of the asset group and the appropriateness of the recoverability test under ASC 360-10;
-	Evaluated the reasonableness of the significant assumptions by comparing projected sales volumes, average selling prices and margins with historical results, comparable-company data and available market information;
-	Evaluated management’s assessment of the probability of a successful uplisting, including the status of the proposed offering;
-	Assessed the forecast period against the remaining statutory life of the Malaysian patents;
-	Tested the mathematical accuracy of the undiscounted cash flow calculations;
-	Performed sensitivity analyses over the significant assumptions to evaluate the extent to which changes in those assumptions would cause the carrying amount of the asset group to exceed the undiscounted future cash flows; and
-	Evaluated the adequacy of the related disclosures in the consolidated financial statements;
-	Evaluated the remaining economic useful life of the technology-related intangible assets;
-	Evaluated management’s probability assessment of a successful uplisting by examining each stage of the assessment;
-	Evaluated the work of management’s valuation specialist, including their professional qualifications and objectivity, the appropriateness of the methodology and the reasonableness of the significant assumptions used in the undiscounted cash flow forecast;
-	Performed reliability testing on the 3rd party data sources used by the management for their inputs.

/s/ Audit Alliance LLP

We have served as the Company’s auditor since 2021.

Singapore
October 14, 2026
(PCAOB ID No. 3487)

41 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(In U.S. Dollars, except share data or otherwise stated)

AS OF AUGUST 31, 2026 AND 2025

	August 31, 2026	August 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$277,547	$93,329
Accounts receivable, net	104,323	56,235
Inventories	314,299	316,508
Deposit, prepayments and other receivables	50,972	61,676
Total current assets	747,141	527,748

Non-current assets
Property, plant and equipment, net	207,443	264,557
Operating lease right-of-use assets	33,707	91,408
Deferred offering cost	3,241,570	3,225,464
Technology-related intangible assets, net	39,034,077	41,579,778
Total non-current assets	42,516,797	45,161,207

TOTAL ASSETS	$43,263,938	$45,688,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accruals	$732,410	$548,194
Other payables	275,065	149,034
Short-term borrowings	549,163	-
Deferred revenue	21,752	11,005
Hire purchase creditor	-	4,852
Amounts due to related parties and other shareholders, including amounts due to related parties of $2,922,157 and $2,261,166, respectively	3,673,641	2,436,407
Operating lease liability - current	36,489	63,262
Total current liabilities	5,288,520	3,212,754

Non-current liabilities
Operating lease liabilities	-	34,774
Total non-current liabilities	-	34,774

TOTAL LIABILITIES	5,288,520	3,247,528

Commitments and contingencies (Note 15)	-	-

Shareholders’ equity
Common stock, 250,000,000 authorized; $0.001 par value, 27,180,631 and 27,180,631 shares issued and outstanding as at August 31, 2026 and 2025*	27,181	27,181
Additional paid in capital	97,492,063	97,492,063
Accumulated other comprehensive loss	(159,813)	(85,598)
Accumulated deficit	(58,123,258)	(54,028,719)
Total EvoAir Holdings Inc. shareholders’ equity	39,236,173	43,404,927
Non-controlling interest	(1,260,755)	(963,500)
Total shareholders’ equity	37,975,418	42,441,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,263,938	$45,688,955

*	Reflects the 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

42 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2026 AND 2025

	August 31, 2026	August 31, 2025

Revenue	$319,052	$284,666
Cost of revenue	297,521	304,433
Gross profit/(loss)	21,531	(19,767)

Operating expenses:
Selling and marketing expenses	11,559	22,049
General and administrative expenses	4,217,922	14,894,789
Total operating expenses	4,229,481	14,916,838

Loss from operation	(4,207,950)	(14,936,605)

Other income/(expense)
Interest expense, net	(145,356)	(52,993)
Other income	1,822	21,593
Total other expense	(143,534)	(31,400)

Loss before income taxes	(4,351,484)	(14,968,005)

Income tax expenses	-	-

Net loss	$(4,351,484)	$(14,968,005)

Less: Net loss attributable to non-controlling interests	(256,945)	(341,143)

Net loss attributable to equity holders of the Company	(4,094,539)	(14,626,862)

Other comprehensive loss:
Foreign currency translation adjustment	(114,525)	(51,570)
Total comprehensive loss	(4,466,009)	(15,019,575)

Less: net comprehensive loss attributable to non-controlling interests	(297,255)	(355,942)

Net comprehensive loss attributable to equity holders of the Company	(4,168,754)	(14,663,633)

Net loss attributable to equity holders of the Company per common share:
Basic and diluted	(0.15)	(0.55)

Weighted average number of common shares outstanding:
Basic and diluted*	27,180,631	26,828,397

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

43 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2026 AND 2025

	Common Stock		Additional paid in	Accumulated	Accumulated other comprehensive	Non-controlling
	Shares*	Amount	capital	deficit	loss	interests	Total

Balance as of August 31, 2024	25,685,591	$25,686	$91,513,818	$(39,401,857)	$(48,827)	$(607,558)	$51,481,262
Issuance of common stock for consulting service	1,494,935	1,495	5,978,245	-	-	-	5,979,740
Fractional shares issued due to reverse stock split	105	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(36,771)	(14,799)	(51,570)
Net loss	-	-	-	(14,626,862)	-	(341,143)	(14,968,005)
Balance as of August 31, 2025	27,180,631	$27,181	$97,492,063	$(54,028,719)	$(85,598)	$(963,500)	$42,441,427
Foreign currency translation adjustment	-	-	-	-	(74,215)	(40,310)	(114,525)
Net loss	-	-	-	(4,094,539)	-	(256,945)	(4,351,484)
Balance as of August 31, 2026	27,180,631	27,181	97,492,063	(58,123,258)	(159,813)	(1,260,755)	37,975,418

*	Retroactively presented to reflect 1-for-4 reverse stock split effective on September 11, 2024.

The accompanying footnotes are an integral part of these consolidated financial statements.

44 | Page

EVOAIR HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In U.S. Dollars, except share data or otherwise stated)

FOR THE YEARS ENDED AUGUST 31, 2026 AND 2025

	August 31, 2026	August 31, 2025

Cash flows from operating activities
Net loss	$(4,351,484)	(14,968,005)
Adjustments for non-cash income and expenses:
Depreciation	73,171	110,212
Amortization	2,545,701	2,970,078
Loss on lease modification	-	19,396
Intangible asset impairment	-	6,931,502
Stock based expense	-	3,261,676
Changes in operating assets and liabilities:
Accounts receivables	(48,088)	6,679
Inventories	2,209	143,539
Deposit, prepayments and other receivables	10,704	53,130
Operating lease right-of-use assets and liabilities, net	(3,846)	(21,457)
Accounts payable and accruals	274,965	329,903
Deferred revenue	10,747	993
Other payables	126,031	53,203
Net cash used in operations	$(1,359,890)	$(1,109,151)

Cash flows from investing activity
Purchase of property, plant and equipment	(1,247)	(16,991)
Cash used in investing activity	$(1,247)	$(16,991)

Cash flows from financing activities
Loans from related parties and other shareholders, net (including related parties of $574,201 and $1,009,396, respectively)	1,146,485	1,184,106
Proceeds from issuing short-term borrowing	549,163	-
Payments of hire purchase	(4,852)	(8,226)
Payment of deferred offering costs	(16,106)	(57,824)
Net cash provided by financing activities	$1,674,690	$1,118,056

Net increase/(decrease) in cash and cash equivalents	313,553	(8,086)
Effect of exchange rate changes on cash and cash equivalents	(129,335)	(51,570)
Cash and cash equivalents at beginning of year	93,329	152,985
Cash and cash equivalents at end of year	277,547	93,329
Supplemental cash flow information:
Cash paid for interest	47,706	3,537
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for consulting service in related to Initial public offering	-	2,718,064

The accompanying footnotes are an integral part of these consolidated financial statements.

45 | Page

EVOAIR HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED AUGUST 31, 2026, AND 2025

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

46 | Page

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

On February 6, 2026, WKL Eco Earth Holdings made a further capital contribution of RMB1,500,000 to WKL Guanzhe Green Technology Guangzhou Co Ltd (China), which increased WKL Eco Earth Holdings’ equity interest in WKL Guanzhe from 62.5% to 66.67%. The Company retained control of WKL Guanzhe before and after the transaction, and the change in ownership interest was accounted for as an equity transaction (see Note 4).

On May 31, 2026, WKL EcoEarth Indochina ceased its commercial operations as part of the Group’s efforts to streamline its international operations and reduce administrative costs. WKL EcoEarth Indochina operated primarily as an immaterial regional sales office and did not contribute materially to the Group’s consolidated revenue, assets or business operations. Applications for permanent closure and deregistration were submitted to the Cambodian General Department of Taxation and the Accounting and Auditing Regulator on June 6, 2026 and June 29, 2026, respectively. The formal dissolution of WKL EcoEarth Indochina remains subject to completion of the applicable regulatory procedures in Cambodia and is not expected to have a material impact on the Group’s consolidated financial position or results of operations.

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

47 | Page

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

48 | Page

Split Adjustment; Treatment of Fractional Shares

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders, and the number of outstanding shares of Common Stock was reduced from 102,742,362 shares to 25,685,591 shares (subject to rounding up of fractional shares to the nearest whole number). Following the rounding up of fractional shares, an additional 105 shares of Common Stock were issued, resulting in 25,685,696 shares of Common Stock issued and outstanding immediately following the Reverse Stock Split.

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

No shares of Common Stock were issued during the year ended August 31, 2026. As of August 31, 2026 and 2025, the Company had 27,180,631 shares of Common Stock issued and outstanding.

Details of the Company’s subsidiaries:

Subsidiaries of EVOH	Attributable interest
EvoAir International Limited (British Virgin Islands)	100%
Subsidiary of EvoAir International Limited
WKL Eco Earth Holdings Pte Ltd (Singapore)	100%
Subsidiaries of WKL Eco Earth Holdings Pte Ltd
WKL Eco Earth Sdn Bhd (Malaysia)	100%
WKL Green Energy Sdn Bhd (Malaysia)	100%
EvoAir Manufacturing (M) Sdn Bhd (Malaysia)	67.5%
WKL EcoEarth Indochina Co Ltd (Cambodia)*	55%
WKL Guanzhe Green Technology Guangzhou Co Ltd (China)	66.67%
Subsidiary of EvoAir Manufacturing (M) Sdn Bhd
Evo Air Marketing (M) Sdn Bhd (Malaysia)	100%

The Company and its subsidiaries, collectively to be referred to as “EvoAir Group” or the “Group”.

*	Our Cambodia subsidiary, WKL EcoEarth Indochina, is in the process of dissolution.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, management has evaluated the conditions and events, considered in the aggregate, that may affect the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

49 | Page

As of August 31, 2026 and August 31, 2025, the Company had accumulated deficits of $58,123,258 and $54,028,719, respectively, and working capital deficits of $4,541,379 and $2,685,006, respectively. The Company incurred net losses of $4,351,484 and $14,968,005 for the years ended August 31, 2026 and 2025, respectively. Net cash used in operating activities increased to $1,359,890 for the year ended August 31, 2026, compared with $1,109,151 for the preceding fiscal year.

The Company has historically financed its operations through internally generated funds, shareholder advances and proceeds from the issuance of securities. As of August 31, 2026, amounts due to related parties and other shareholders totaled $3,673,641, reflecting an increase of $1,237,234 during the year. Certain lenders have extended the maturities of their advances, while others have requested renewal options. In addition, the Company had short-term borrowings of approximately $549,163 as of August 31, 2026. Cash and cash equivalents totaled $277,547 as of that date.

Management continues to pursue initiatives aimed at strengthening the Company’s operating performance and financial position through the development and expansion of its HVAC business. These include broadening product offerings, expanding into new geographical markets, diversifying revenue streams and improving operational efficiencies to support long-term business growth.

In support of these initiatives, the Company is actively pursuing financing opportunities to strengthen its working capital position and facilitate the execution of its business plans. These include its proposed uplisting to the Nasdaq Capital Market and associated securities offering, as well as alternative financing arrangements, including private placements, other capital-raising opportunities, continued shareholder advances and extensions or refinancing of existing financing arrangements. Management believes that the successful implementation of these initiatives would provide additional financial resources to support ongoing operations and facilitate the Company’s planned business expansion.

However, the availability and timing of additional financing remain subject to uncertainties, and there can be no assurance that the proposed offering will be completed, additional funding will be secured or existing financing arrangements will be extended or refinanced as required. Accordingly, management has concluded that substantial doubt remains about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation:

The accompanying consolidated financial statements have been prepared by the Company in accordance with U.S. GAAP for financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of EvoAir International, WKL Eco Earth Holdings, WKL Eco Earth, WKL Green Energy, and its 67.5% owned EvoAir Manufacturing which included a 100% owned subsidiary, Evo Air Marketing, 55% owned WKL EcoEarth Indochina (which ceased commercial operations on May 31, 2026 and is in the process of dissolution), and its 66.67% owned WKL Guanzhe (62.5% prior to February 6, 2026).

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

Changes in the Company’s ownership interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions in accordance with ASC 810-10-45-23. The carrying amount of the non-controlling interest is adjusted to reflect the change in relative ownership, and any difference between the consideration paid and the adjustment to the non-controlling interest is recognized in additional paid-in capital. The increase in the Company’s interest in WKL Guanzhe on February 6, 2026 did not have a material effect on equity attributable to the stockholders of the Company, as WKL Guanzhe had a net deficit at the transaction date.

50 | Page

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Key estimates in the accompanying consolidated financial statements include, among others, the allowance for credit losses, the allowance for obsolete inventory, the useful lives and recoverability of technology-related intangible assets and other long-lived assets, the lease terms and incremental borrowing rates used to measure operating lease liabilities and right-of-use (“ROU”) assets, and the valuation allowance for deferred income tax assets. Actual results could differ materially from these estimates.

Fiscal Year End

The Company operates on a fiscal year basis with the fiscal year ending on August 31.

Reclassification

Certain fiscal year 2025 amounts have been reclassified to conform to the current-year presentation. Interest expense of $53,146 and interest income of $153 are now presented net as interest expense, net of $52,993 within other income/(expense). In the statement of cash flows, interest of $49,609 accrued on amounts due to related parties and other shareholders is now presented as a non-cash adjustment in operating activities rather than in financing activities, reducing both net cash used in operating activities and net cash provided by financing activities by $49,609. The $19,396 loss on the PRC lease modification is presented separately. These reclassifications had no effect on net loss, total equity or the net change in cash and cash equivalents.

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

Comprehensive Gain or Loss

ASC 220 “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended August 31, 2026, and 2025, the Company determined that there are items that represented components of comprehensive income, consisting of foreign currency translation adjustments, and, therefore, has included a statement of comprehensive loss in the financial statements.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar (“USD”). The functional currency of the Company and of EvoAir International (BVI) is USD. The functional currency of the Company’s Singapore operations is the Singapore dollar (“SGD”), of its Malaysia operations is the Ringgit Malaysia (“RM”), of its PRC operations is the Chinese Renminbi (“RMB”), and of its Cambodia operations is USD. Management has adopted ASC 830 “Foreign Currency Matters” for transactions that occur in foreign currencies

Transactions denominated in currencies other than an entity’s functional currency are remeasured into the functional currency at the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured at the exchange rate prevailing at the balance sheet date. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

51 | Page

Assets and liabilities of the Company’s operations are translated into the reporting currency, United States Dollars, at the exchange rate in effect at the balance sheet dates. Revenue and expenses are translated at average rates in effect during the reporting periods. Equity transactions are recorded at the historical rate when the transaction occurred. The resulting translation adjustment is reflected as accumulated other comprehensive income, a separate component of stockholders’ equity in the consolidated statement of changes in equity (deficit).

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net value of the face amount less any allowance for expected credit loss. In accordance with ASC 326, the allowance for credit losses reflects the Company’s estimate of expected credit losses over the contractual life of its accounts receivable, and is determined based on historical loss experience, the aging of receivables, customer-specific information, current conditions and reasonable and supportable forecasts of future economic conditions. Receivables that share similar risk characteristics are evaluated on a pooled basis, and receivables that do not share similar risk characteristics are evaluated individually. The Company reviews the allowance for credit losses on a regular basis, and all past due balances are reviewed individually for collectability. An account receivable is written off after all collection effort has ceased. Recoveries of receivables previously written off are recorded when received. Interest is not charged on past due accounts.

As of August 31, 2026 and August 31, 2025, our accounts receivable amounted to $104,323 and $56,235, respectively, with no allowance for credit losses.

Inventories

Inventories consist primarily of finished goods and raw materials held by WKL Eco Earth and EvoAir Manufacturing. Unrealized profit on inventories transferred between Group entities is eliminated on consolidation, so that inventories held by Group entities are carried at their original cost to the Group, subject to the lower of cost or net realizable value.

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

52 | Page

Repair and maintenance costs are charged to expense as incurred. At the time of retirement or other disposition of property, plant and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Intangible Assets and Other Long-Lived Assets

The Company’s intangible assets consist of patents and trademarks related to assignments of intellectual properties by Dr. Low into WKL Eco Earth Holdings under the IP Assignments as contemplated in Note 1. The intangible assets are recorded at fair value and are amortized using the straight-line method over an estimated life of 20 years for both patents and trademarks.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair value.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Revenue from the sale of air-conditioners, HVAC products, components and parts, and Ionic Nano Copper Zinc (“INC”) products is recognized at a point in time when control transfers to the customer, generally upon delivery. Installation and retrofitting services are generally completed within a short period and are recognized at the point in time the service is completed. Substantially all of the Company’s revenue is generated from customers in Malaysia.

The following table disaggregates the Company’s revenue by product and service line for the years ended August 31, 2026 and 2025:

	August 31, 2026	August 31, 2025

Air-conditioners and HVAC products	$217,416	$99,045
Installation and related services	79,748	19,280
Components and parts	14,741	6,847
Retrofitting	4,112	24,690
Ionic Nano Copper Zinc products	3,035	134,132
Other	-	672

Total revenue	$319,052	$284,666

53 | Page

Deferred Revenue

The Company collects customer deposits in advance for certain business contracts. These advance payments are initially recorded as deferred revenue (contract liabilities) on the balance sheet. As of August 31, 2025, deferred revenue totaled $11,005, all of which was recognized as revenue during the year ended August 31, 2026. As of August 31, 2026, the Company recorded a deferred revenue balance of $21,752, which is expected to be recognized as revenue within the next twelve months. Advance payments received by WKL Guanzhe from EvoAir Manufacturing are intercompany balances and are eliminated on consolidation.

Deferred Offering Costs

The Company follows the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Deferred offering costs consist of underwriting, legal and other expenses incurred through the balance sheet date that are directly related to the intended initial public offering (“IPO”) and uplisting to the Nasdaq Capital Market, including the fair value of 679,516 shares of Common Stock of $2,718,064 issued to a consultant for IPO project management services. Deferred offering costs will be charged to shareholders’ equity netted against the proceeds upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. The Company deferred $3,241,570 and $3,225,464 of offering costs as of August 31, 2026 and 2025, respectively, including $16,106 of legal, consent letter and FINRA filing fees deferred during the year ended August 31, 2026. Management continues to actively pursue the IPO and continued to update the related registration statement on Form S-1 during the year ended August 31, 2026 and such costs will therefore continue to be deferred and will be offset against the offering proceeds upon the completion of the IPO.

Leases

We have entered into operating agreements primarily for office and factory. We determine if an arrangement is a lease at inception. For all classes of underlying assets, we elect not to recognize right of use assets or lease liabilities when a lease has a lease term of 12 months or less at the commencement date and does not include an option to purchase the underlying asset that we are reasonably certain to exercise. Operating lease assets and liabilities are included on our consolidated balance sheet as of August 31, 2026 and 2025.

Operating lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in most of our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in the economic environments where the leased asset is located. The ROU asset also includes any lease payments made at or before the commencement date and initial direct costs incurred, and is reduced by lease incentives received. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancellable, lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term.

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

54 | Page

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

Earnings (Loss) per Share

The Company computes basic and diluted earnings (loss) per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of August 31, 2026 and 2025, the Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segment Reporting

The Company reports segment information in accordance with ASC 280, Segment Reporting, as amended by ASU 2023-07. The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”). The Company manages its business on a consolidated basis and has one operating and reportable segment: the development, manufacture, trading and installation of HVAC and related products. The CODM assesses performance and allocates resources based on consolidated net loss, which is used to monitor budget-versus-actual results and to determine the level of shareholder funding required. Segment assets are total consolidated assets of $43,263,938 and $45,688,955 as of August 31, 2026 and 2025, respectively. The significant segment expenses and other segment items regularly provided to the CODM for the years ended August 31, 2026 and 2025 were as follows:

	2026	2025

Revenue	$319,052	$284,666
Cost of revenue	(297,521)	(304,433)
Selling and marketing expenses	(11,559)	(22,049)
General and administrative expenses, excluding items below	(1,672,221)	(1,731,533)
Amortization of intangible assets	(2,545,701)	(2,970,078)
Impairment of intangible assets	-	(6,931,502)
Stock-based consulting expense	-	(3,261,676)
Interest expense, net	(145,356)	(52,993)
Other income	1,822	21,593

Segment and consolidated net loss	$(4,351,484)	$(14,968,005)

55 | Page

Other segment items include depreciation of $73,171 and $110,212 and purchases of property, plant and equipment of $1,247 and $16,991 for the years ended August 31, 2026 and 2025, respectively. Substantially all of the Company’s revenue is derived from customers in Malaysia, and substantially all of its property, plant and equipment and ROU assets are located in Malaysia.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses regularly provided to the CODM and applies to entities with a single reportable segment. The standard was effective for the Company for the fiscal year beginning September 1, 2024 and has been applied retrospectively to all periods presented. The adoption affected disclosures only.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires a tabular rate reconciliation presented in both amounts and percentages using specific categories, separate disclosure of reconciling items that meet a quantitative threshold of 5% of the amount computed by multiplying pretax income or loss by the applicable statutory rate, and disaggregation of income taxes paid by federal, state and foreign jurisdiction. The Company adopted the standard effective September 1, 2025 on a retrospective basis. The adoption affected disclosures only and had no impact on the Company’s financial position, results of operations or cash flows (see Note 13).

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard amends guidance on measuring expected credit losses for current accounts receivable and contract assets arising from revenue contracts. This amended guidance requires to estimate credit losses for these short-term assets based on the economic conditions that exist as of the balance sheet date, without forecasting future economic conditions. We will adopt this standard effective beginning fiscal 2027. We do not expect the adoption to have a material impact on our consolidated financial statements.

Effective September 1, 2025, the Company also adopted ASU No. 2023-08 (Accounting for and Disclosure of Crypto Assets), ASU No. 2024-01 (Scope Application of Profits Interest and Similar Awards) and ASU No. 2024-02 (Codification Improvements-Amendments to Remove References to the Concepts Statements). The adoption of these standards had no impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard is intended to make targeted improvements to the accounting and application of guidance related to costs incurred to develop software for internal use. This standard is effective for us in the interim and annual periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. This standard requires disclosures of additional information about specific expense categories in the notes to the financial statements for interim and annual reporting periods. This standard, as clarified by ASU No. 2025-01, is effective for us in the annual period beginning in fiscal 2028 and interim periods beginning in the first quarter of fiscal 2029. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard establishes recognition, measurement and presentation guidance for government grants received by business entities. This standard is effective for us in the annual period beginning in fiscal 2030. Early adoption is permitted. We do not currently receive material government grants and do not expect the adoption to have a material impact on our consolidated financial statements.

56 | Page

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard clarifies the form and content of interim financial statements and requires disclosure of events since the last annual reporting period that have a material impact on the entity. This standard is effective for our interim periods beginning in the first quarter of fiscal 2029. We are currently evaluating the potential impact of this standard on our interim disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. This standard makes clarifications, technical corrections and other minor improvements to a broad range of Topics. This standard is effective for us in the annual period beginning in fiscal 2028. We do not expect the adoption to have a material impact on our consolidated financial statements.

There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

NOTE 5 INVENTORIES

Inventories consist of the following:

	August 31, 2026	August 31, 2025

Finished goods	$104,200	$145,533
Raw materials and supplies	210,099	170,975

Total	$314,299	$316,508

As of August 31, 2026, inventories were held by EvoAir Manufacturing, WKL Eco Earth and WKL EcoEarth Indochina. No inventory write-downs were recognized during the years ended August 31, 2026 and 2025.

NOTE 6 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

Deposit, prepayments and other receivables consist of the following:

	August 31, 2026	August 31, 2025

Deposits and Prepayments	$40,935	$51,055
Other receivables (Advances to suppliers)	10,037	10,621

Total	$50,972	$61,676

NOTE 7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	August 31, 2026	August 31, 2025
Plant and machineries	$637,677	$603,972
Office equipment	71,574	67,750
Vehicles	89,324	85,127
Furniture and equipment	25,932	24,479
Renovation	133,968	127,086
	958,475	908,414
Less: Accumulated depreciation	(751,032)	(643,857)
Property, plant and equipment, net	$207,443	$264,557

57 | Page

Depreciation expense for the years ended August 31, 2026 and 2025 was $73,171 and $110,212, respectively. Additions to property, plant and equipment were $1,247 and $16,991, respectively and the remaining changes in gross cost and accumulated depreciation primarily reflect foreign currency translation. Depreciation of plant and machinery is included in cost of revenue, and depreciation of other assets is included in general and administrative expenses. Substantially all of the Company’s property, plant and equipment is located in Malaysia.

NOTE 8 – INTANGIBLE ASSETS

The Company’s intangible assets consist of patents and trademarks relating to its EvoAir™ condensing unit technology and its portable air cooler technology, assigned to WKL Eco Earth Holdings under the IP Assignments described in Note 1. The assets are amortized on a straight-line basis over a 20-year useful life ending in December 2041. As of August 31, 2026, the remaining amortization period was approximately 15.3 years. Intangible assets by major class were as follows:

As of August 31, 2026

	Technology 1 – Portable Air Cooler	Technology 2 – Condensing Unit	Total
Gross carrying amount	$27,438,763	$55,709,004	$83,147,767
Accumulated impairment	(9,078,809)	(18,432,733)	(27,511,542)
Accumulated amortization	(5,478,709)	(11,123,439)	(16,602,148)
Intangible assets, net	$12,881,245	$26,152,832	$39,034,077

As of August 31, 2025

	Technology 1 – Portable Air Cooler	Technology 2 – Condensing Unit	Total
Gross carrying amount	$27,438,763	$55,709,004	$83,147,767
Accumulated impairment	(9,078,809)	(18,432,733)	(27,511,542)
Accumulated amortization	(4,638,628)	(9,417,819)	(14,056,447)
Intangible assets, net	$13,721,326	$27,858,452	$41,579,778

Accumulated impairment includes $20,580,040 recognized in fiscal year 2024 and $6,931,502 recognized in fiscal year 2025.

Amortization expenses for intangible assets for the years ended August 31, 2026 and 2025 was $2,545,701 and $2,970,078, respectively, and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. The decrease reflects the lower carrying amount following the impairment recognized in fiscal year 2025.

Based on the carrying amount of the intangible assets as of August 31, 2026, estimated amortization expense is $2,545,701 for each of the fiscal years ending August 31, 2027, 2028, 2029, 2030 and 2031, or $12,728,505 in total, and $26,305,572 in total for all periods thereafter through the end of the useful life in December 2041. These estimates assume no future impairment and no change in the estimated useful life of the assets.

Impairment recognized in fiscal year 2025

As of August 31, 2025, sales of EvoAir™ products were significantly below the projections used for impairment assessment purposes over the preceding three years, and the Group continued to incur operating losses. Management attributed these results to slower market adoption of the technology and delays in regulatory approvals. In light of these factors, management performed impairment testing of Technology 1 and Technology 2 under ASC 360-10. Management determined that the asset group’s carrying amount of $48,511,281 was not recoverable. The Company recognized an impairment loss of $6,931,502, the excess of the carrying amount over fair value of $41,579,778. The loss was allocated pro rata to Technology 1 of $2,287,396 and Technology 2 of $4,644,106 and is included in general and administrative expenses.

Fair value was measured using a discounted cash flow method, a Level 3 measurement. The significant unobservable inputs were:

●	the discount rate;
●	growth in the Malaysian air-conditioner market;
●	projected market share and sales volumes;
●	average selling prices;
●	probabilities applied to unsigned project revenue; and
●	long-term EBITDA margins.

Recoverability assessment as of August 31, 2026

The continued operating losses of the Group and fiscal year 2026 revenue substantially below the forecasts used in the fiscal year 2025 impairment test were considered an indicator that the carrying amount of the technology-related intangible assets may not be recoverable. Management performed a recoverability test as of August 31, 2026 in accordance with ASC 360-10. It concluded that the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group exceeded its carrying amount of $39,034,077; accordingly, no impairment was recognized for the year ended August 31, 2026.

The undiscounted cash flows cover the Company’s Malaysian retail and project channels over the remaining life of its Malaysian patents. They depend on significant assumptions, including the probability of a successful uplisting on the Nasdaq Capital Market and the deployment of the related offering proceeds, projected market share and sales volumes, average selling prices, gross and EBITDA margins, and the remaining economic life of the Malaysian patents. These assumptions are inherently uncertain given the Company’s limited revenue history. If the uplisting is not completed or actual results fall short of these assumptions, it is reasonably possible that the Company will recognize an impairment loss on these assets in the near term, and that loss could be material.

NOTE 9 ACCOUNTS PAYABLE, ACCRUALS, AND OTHER PAYABLES

Accounts payable and accruals, and other payables consist of the following:

	August 31, 2026	August 31, 2025

Accounts payable	$194,192	$224,949
Accruals	538,218	323,245
Other payables	275,065	149,034
Total	$1,007,475	$697,228

Other payables are non-trade and unsecured, and principally comprise amounts payable by WKL Eco Earth Holdings and WKL Eco Earth of $269,410 as of August 31, 2026. Trade payables of WKL Eco Earth Holdings and WKL EcoEarth Indochina due to WKL Eco Earth are intercompany balances and are eliminated on consolidation.

58 | Page

NOTE 10 SHORT-TERM BORROWINGS

In July 2026, WKL Eco Earth Holdings obtained an unsecured loan of SGD 300,000 from an unrelated third party, with an original maturity in October 2026. In October 2026, the maturity of this loan was extended by three months to January, 2027, with no other change to its terms. Also in August 2026, WKL Eco Earth Holdings obtained a further unsecured loan of SGD 300,000 and SGD 100,000 from the two lenders, with a three-month term maturing in November,2026 which bear interest at 3% per month.

The carrying amount of the short-term borrowings approximates fair value because of their short-term maturity. See Note 3 for the effect of these borrowings on the Company’s liquidity.

NOTE 11 RELATED PARTY TRANSACTIONS

(a) Nature of relationships

Related party	Relationship with the Company
Dr. Low Wai Koon (“Dr. Low”)	Executive Director, Chairman and Chief Executive Officer; controlling shareholder through WKL Global Limited
Chan Kok Wei	Executive Director and Group Managing Director and Secretary; shareholder through Allegro Investment (BVI) Limited; spouse of Ong Bee Chen, Executive Director and Chief Financial Officer
Chong Sein Chin	Director of a subsidiary, WKL Eco Earth Sdn Bhd, and shareholder of the Company
Tan Soon Hock	Shareholder of the Company and of EvoAir Manufacturing (M) Sdn Bhd, with significant influence over that subsidiary
Oh Teik Huat	Shareholder of the Company; shareholder and director of EvoAir Manufacturing (M) Sdn Bhd

(b) Amounts due to related parties and other shareholders

US$	Nature	August 31, 2026	August 31, 2025
Chan Kok Wei	Shareholder loan	1,471,323	1,140,202
Dr. Low	Shareholder loan and expenses paid on behalf of the Group	1,165,486	961,173
Chong Sein Chin	Shareholder loan	117,678	–
Tan Soon Hock	Shareholder loan	93,150	88,773
Oh Teik Huat	Shareholder loan	74,520	71,018
Amounts due to related parties		2,922,157	2,261,166
Amounts due to other shareholders	Shareholder loans	751,484	175,241
Total amounts due to related parties and other shareholders		3,673,641	2,436,407

(c) Related party transactions

US$	Year ended August 31, 2026	Year ended August 31, 2025
Interest expense on amounts due to related parties	86,790	52,615
Interest expense on amounts due to other shareholders	51,665	531
Total interest expense on amounts due to related parties and other shareholders	138,455	53,146

(d) Terms

Amounts due to shareholders are unsecured and bear interest at rates ranging from 3% to 8% per annum or at fixed rates as stipulated in the respective loan agreements. Interest is calculated on either a daily accrual or non-compounding basis, as applicable. The advances generally have short-term tenures of three to six months, subject to extension, repayment upon the successful uplisting of the Company, or such other terms as may be mutually agreed upon by the respective parties.

NOTE 12 STOCKHOLDERS’ EQUITY

On December 16, 2021, the Company increased the authorized common stock from 75,000,000 shares with a par value of $0.001 per share to 1,000,000,000 shares with a par value of $0.001 per share. In connection with the Reverse Stock Split effected on September 11, 2024 pursuant to NRS 78.207, the number of authorized shares of common stock was proportionately reduced from 1,000,000,000 shares to 250,000,000 shares.

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

As a result of the 1:4 Reverse Stock Split, each 4 pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock without any action on the part of the holders, and an additional 105 shares of Common Stock were issued as a result of rounding up fractional shares to the nearest whole number. No shares of Common Stock were issued during the year ended August 31, 2026. Therefore, as of August 31, 2026, and August 31, 2025, the Company had 27,180,631 and 27,180,631 shares of its common stock issued and outstanding, respectively.

Non-controlling interests decreased from $(963,500) as of August 31, 2025 to $(1,260,755) as of August 31, 2026, reflecting the net loss attributable to non-controlling interests of $256,945 and the foreign currency translation adjustment attributable to non-controlling interests of $40,310.

NOTE 13 INCOME TAXES

The Company and its subsidiaries are subject to income taxes under the tax laws of the jurisdictions in which they are incorporated and operate. We routinely undergo examinations in the jurisdictions in which we operate.

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

59 | Page

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

EvoAir Holdings Inc. is incorporated in the State of Nevada and is subject to U.S. federal income tax at 21%. The State of Nevada does not impose a corporate income tax.

Due to the Company’s net loss position, there was no provision for income taxes recorded for the years ended August 31, 2026 and 2025, and no income taxes were paid to federal, state or foreign jurisdictions in either year. As a result of the Company’s losses to date, there exists doubt as to the ultimate realization of the deferred tax assets. Accordingly, a valuation allowance equal to the total deferred tax assets has been recorded. Loss before income taxes comprised a domestic (U.S.) loss of $234,825 and $3,551,290 and a foreign loss of $4,116,659 and $11,416,715 for the years ended August 31, 2026 and 2025, respectively.

The Company adopted ASU 2023-09 effective September 1, 2025 and applied it retrospectively. The reconciliation of income tax computed at the U.S. federal statutory rate to the Company’s effective income tax for the years ended August 31, 2026 and 2025 is as follows:

	Year Ended August 31, 2026
	Amount	Percent
US Statutory rate	$(913,812)	21.0%
Change in valuation allowance – U.S.	49,313	(1.1)%
Foreign tax effects – Singapore: statutory tax rate difference	124,557	(2.9)%
Foreign tax effects – Singapore: non-deductible amortization of intangible assets	432,769	(9.9)%
Foreign tax effects – Singapore: change in valuation allowance	96,596	(2.2)%
Foreign tax effects – Malaysia: statutory tax rate difference	(26,833)	0.6%
Foreign tax effects – Malaysia: change in valuation allowance	214,667	(4.9)%
Foreign tax effects – other foreign jurisdictions	22,743	(0.5)%

Effective income tax	-	-%

	Year Ended August 31, 2025
	Amount	Percent
US Statutory rate	$(3,143,281)	21.0%
Nondeductible items – U.S.: stock-based consulting expense	684,952	(4.6)%
Change in valuation allowance – U.S.	60,819	(0.4)%
Foreign tax effects – Singapore: statutory tax rate difference	407,657	(2.7)%
Foreign tax effects – Singapore: non-deductible amortization of intangible assets	504,913	(3.4)%
Foreign tax effects – Singapore: non-deductible impairment of intangible assets	1,178,355	(7.9)%
Foreign tax effects – Singapore: change in valuation allowance	49,275	(0.3)%
Foreign tax effects – Malaysia: statutory tax rate difference	(25,480)	0.2%
Foreign tax effects – Malaysia: change in valuation allowance	203,842	(1.4)%
Foreign tax effects – other foreign jurisdictions	78,948	(0.5)%

Effective income tax	-	-%

60 | Page

The stock-based consulting expense for the year ended August 31, 2025 relates to shares of Common Stock issued by the Company to a business development consultant and has been treated as non-deductible for U.S. federal income tax purposes. The non-deductible impairment and amortization of intangible assets relate to the technology-related intangible assets held by WKL Eco Earth Holdings in Singapore.

The components of net deferred tax assets are as follows:

	August 31, 2026	August 31, 2025
Net operating loss carry-forwards (tax-effected)	$3,942,280	$3,551,309
Less: valuation allowance	(3,942,280)	(3,551,309)
Net deferred tax asset	-	-

The valuation allowance increased by $390,971 during the year ended August 31, 2026. The deferred tax assets as of August 31, 2025, previously disclosed as $54,000,000, have been revised to present net operating loss carry-forwards on a tax-effected basis by jurisdiction and the revision had no effect on the consolidated balance sheets, statements of operations or equity, as the deferred tax assets were and remain fully offset by a valuation allowance. U.S. federal net operating losses may be carried forward indefinitely, subject to an 80% taxable income limitation, and their utilization may be subject to substantial annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended. Malaysian unabsorbed tax losses may be carried forward for up to ten consecutive years of assessment, Singapore tax losses may be carried forward indefinitely subject to a shareholding test, and PRC and Cambodian tax losses may generally be carried forward for five years.

As of August 31, 2026 and 2025, the Company had no unrecognized tax benefits, and no interest or penalties related to uncertain tax positions were recognized during the years ended August 31, 2026 and 2025. The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months. The Company’s tax returns remain subject to examination by the tax authorities in the U.S., Singapore, Malaysia, the PRC and Cambodia for the tax years that remain open under the applicable statutes of limitation.

The Company’s foreign subsidiaries have incurred cumulative losses and have no undistributed earnings; accordingly, no deferred tax liability has been recognized for outside basis differences in its foreign subsidiaries. For the years ended August 31, 2026 and 2025, the Company had no income inclusions under the U.S. global intangible low-taxed income (“GILTI”) or Subpart F provisions, as its controlled foreign corporations incurred losses.

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

ROU assets are initially measured at the amount of the lease liability, adjusted for lease payments made at or before the commencement date, less lease incentives received, plus initial direct costs incurred. Lease expense for minimum lease payments under operating leases is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate of 10% for its leases in Malaysia, and 4.75% for the PRC factory lease of WKL Guanzhe, reflecting the borrowing rates available to WKL Guanzhe in the PRC for a borrowing of a similar term.

61 | Page

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

The PRC factory lease expired during the year ended August 31, 2026. As of August 31, 2026, the Company’s remaining operating lease relates to the factory and office premises of EvoAir Manufacturing in Malaysia.

The following is a summary of ROU asset and operating lease liabilities:

	August 31, 2026	August 31, 2025
Assets:
ROU asset	$33,707	$91,408

Liabilities:
Current:
Operating lease liabilities	$36,489	$63,262
Non-current
Operating lease liabilities	-	34,774
Total lease liabilities	$36,489	$98,036

As of August 31, 2026, the remaining maturities of lease liabilities were as follows:

Operating lease
2027	$37,558
Total undiscounted lease payments	37,558
Less: imputed interest	(1,069)
Present value of operating lease liabilities	$36,489

For the years ended August 31, 2026 and 2025, amortization of ROU assets was $57,701 and $108,239, respectively, and cash paid for amounts included in the measurement of operating lease liabilities was $61,547 and $110,300, respectively. As of August 31, 2026, the weighted average remaining lease term was less than one year and the weighted average discount rate was 10%. Imputed interest on the remaining lease payments is not material.

NOTE 15 COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of August 31, 2026, the Company is not aware of any contingent liabilities that should be reflected in the financial statements.

NOTE 16 SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to August 31, 2026, to the date these consolidated financial statements were issued, and has determined that other than as described below, it does not have any material subsequent events to disclose in these consolidated financial statements.

Shareholder loan

On September 2, 2026, WKL Eco Earth Holdings obtained an unsecured shareholder loan of SGD 300,000 (approximately $235,356) from a shareholder of the Company who is not a related party. The loan bears interest at 3% per month and is repayable in three months.

Extension of borrowings

On September 28, 2026, the maturity of a shareholder loan of RM 100,000 (approximately $78,452) to EvoAir Manufacturing was extended to December 28,2026, with no other change to its terms.

On October 2, 2026, the maturity of the SGD 300,000 short-term borrowing obtained by WKL Eco Earth Holdings in July 2026 was extended by three months to January 2027, with no other change to its terms (see Note 10).

Dissolution of WKL EcoEarth Indochina

As of October, 13, 2026, the date these consolidated financial statements were issued, the dissolution of WKL EcoEarth Indochina remained in progress (see Note 1).

62 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2026. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, due to the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2026 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of August 31, 2026 because of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at August 31, 2026:

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

Our management also confirmed that there was no change in our internal control over financial reporting during the year ended August 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

63 | Page

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of October 14, 2026 hereof are as follows:

Name	Age	Positions
Low Wai Koon	55	Executive Director/ Chairman/ Chief Executive Officer
Chan Kok Wei	51	Executive Director/ Group Managing Director
Ong Bee Chen	50	Executive Director/ Chief Financial Officer
Goh Chuan Meng	41	Independent Non-Executive Director
Ivan Oh Joon Wern	32	Independent Non-Executive Director

Dr. Low Wai Koon, aged 55, is the founder and Chief Executive Officer of the EvoAir Group since 2017, where heads the research and development team of EvoAir Group, provides leadership and builds consensus, in conjunction with the Group Managing Director and oversees the day the day-to-day operations of the Group. Prior to joining the EvoAir Group, Dr. Low had over 15 years of experience in the mechanical engineering sector. He founded Proficient Auto Sdn Bhd, a chain auto service centre in Malaysia, in 2001 and acted as an executive director from 2001 to 2013 where he was in charge of day-to-day operation. Dr Low was the founder and Executive Director of LWK Automotive Green Technologies Sdn Bhd from 2011 to 2017 overseeing day to day operation, as well as designing producing various products focusing on green technologies, including the Hydraulic Powered Drive System (“HPDS”), a fully waterproof transmission technology that incorporates a normal combustion engine with a hydraulic system, with the objective to produce an environmentally friendly system that enables conventional engines and generators to run more efficiently; and multi-purpose rescue vehicle (“MRV”), a unique vehicle built upon the HPDS green technology for the disaster relief sector. Dr. Low is also the author of ‘The Light’, a book focusing on creating awareness of environmental protection by mankind as a green activist. He was conferred a Degree of Doctor of Philosophy (Honoris Causa) with a major in Robotics Engineering Science from the American World University in 2009 and is an Honorary Fellow of the International Society of Professional Engineers, USA, since 2010.

Mr. Chan Kok Wei, aged 51, is an Executive Director of the Group. Mr. Chan has been a Co-founder and Group Managing Director of EvoAir Group since 2017. He is the Secretary of the Company since November 12, 2025. He is responsible for the general management, planning of overall strategy and day-to-day operations of the Group, development of the Group’s overall strategic plan, capital markets activities and corporate development initiatives. Mr. Chan has over 20 years of experience in general management, capital markets, wealth management, investment banking, corporate advisory, corporate development and investors relations experience in Asia. He is a Co-founder and Managing Director of Allegro Corporate Advisory Pte Ltd (“Allegro”) since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to initial public offerings (“IPOs”), mergers and acquisitions (“M&A”), business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Mr. Chan was the Director of Corporate Development of ZingMobile Group Limited (“ZingMobile”) from 2012 to 2017, an Australian Securities Exchange (“ASX”)-listed mobile platform enabler responsible for the group’s corporate finance, business and corporate development as well as investors relation and stakeholder management. Mr. Chan was also a director of ZingMobile’s holding company, ZingMobile International Pte Ltd. Prior to joining ZingMobile group, he was a Vice President at BNP Paribas Wealth Management, Singapore from 2010 to 2012, and Vice President of CIMB Investment Bank, Malaysia from 2005 to 2010, providing wealth management solutions to high net worth individuals.

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

64 | Page

Ms. Ong Bee Chen, aged 50, is an Executive Director and Chief Financial Officer of the Group. She is the Treasurer of the Company since November 12, 2025. Ms. Ong has been a Co-founder of EvoAir Group since 2017. She is responsible for the planning, implementation, managing accounting and finance activities of EvoAir Group, including business planning, budgeting, forecasting and cashflow management, working alongside with Chief Executive Officer and Group Managing Director in formulating corporate strategies for the Group as well as spearheading the corporate exercises undertaken by the Group. Ms. Ong has over 20 years of experience in general management, corporate finance, private equity, investment management, strategic and advisory, internal audit in Singapore and Malaysia. She is the co-founder and Executive Director of Allegro since 2015, an independent strategic and corporate advisory firm based in Singapore. Allegro provides advisory services relating to IPO, M&A, business and trade sales, strategic corporate transactions, and capital raising, which focuses on Southeast Asia and China. Ms. Ong was an Associate Director of a Singapore-based private equity firm, where she was responsible for managing private equity investments (including origination, structuring, execution and divestments) in Emerging East Asia with China centric, which includes formulating value creation plans and bringing investee companies for listing and trade sale as part of exit strategies. During her tenure with investment banks and corporate and strategic advisory firms, she was widely involved in corporate finance transactions including cross-border mergers and acquisitions, reverse takeovers, initial public offerings and equity capital market transactions on ASX, Bursa Malaysia Securities Berhad and Stock Exchange of Hong Kong Limited. Ms Ong and her partner were credited for unlocking the shareholders’ value of an ASX-listed company, Oilfield by restructuring the group through injecting a healthy business, Jack-In-Pile (M) Sdn Bhd, a Malaysian-based piling company and divesting the ailing oil and gas business.

Ms. Ong graduated from The Australian National University with Bachelor of Commerce majoring in Accounting, Finance and sub-majoring in Economics in April 2000 and obtained Certified Practising Accountant status with CPA Australia since 2004.

Dr. Goh Chuan Meng, aged 41, is an independent non-executive director of the Group. He has also served as the Technology Advisor for the EvoAir Group since 2017. Dr. Goh had over 10 years’ experience in engineering and teaching. Dr. Goh is an assistant professor at the Universiti Tunku Abdul Rahman, Kampar since September 2017. From July 2014 to May 2016, Dr. Goh taught as a Graduate Assistance at the Universiti Teknologi Petronas. From April 2014 to July 2014, Dr, Goh taught as a Physics Teacher at Tenby International School. From March 2013 to April 2014, Dr. Goh worked as a Senior Process Engineer at Finisar Berhad. From January 2010 to March 2013, Dr. Goh worked as an equipment engineer at Unisem (M) Berhad. From July 2009 to January 2010, Dr. Goh worked as a product engineer at Carsem (M) Berhad. Dr. Goh obtained both his doctorate degrees of Doctorate of Philosophy in Electronic and Electrical Engineering from the University of Technology Petronas, Tronoh, Perak and Doctorate Philosophy in Electronic and Image Engineering from the University of Burgundy, Dijon, France in August 2017. Dr. Goh obtained his Master of Business Administration from the Universiti Utara Malaysia, Sintok in March 2016. Dr. Goh obtained his Master of Science in Electronic System (Honors Engineering from the University of Technology Petronas, Tronoh, Perak in May 2014. Dr. Goh obtained his Bachelor of Engineering (Hons) Mechanical from the University of Industry Selangor, Batang Berjuntai, Selangor in August 2009.

Mr. Ivan Oh Joon Wern, aged 32, is an Independent Non-Executive Director of EvoAir Group. Mr. Oh had over 10 years of experience in business development, finance and sales. Since September 2016, Mr. Oh has been the deputy chief financial officer of Tone Group International Sdn Bhd, a telecommunications company in Malaysia. Mr. Oh is a Marketing Manager of Bread Buddy PLT, a bakery located in Malaysia since February 2020. From March 2011 to August 2011, Mr. Oh was a sales executive at Apple Inc. in Malaysia. Mr. Oh obtained a Bachelor of International Business and Entrepreneurship from the University of Essex with Honours Class II (Division 1), United Kingdom in 2016.

Audit, Nominating and Compensation Committees

As of the date of this Report, we do not have an audit, nominating or compensation committee or committees performing similar functions. The Board of Directors as a whole performs such duties.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

65 | Page

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for FYE 2026 and 2025:

Summary Compensation for Executive Officers

Name and principal position	Year ended August 31,	Salary($)	Bonus($)	Stock awards($)	Option awards($)	Non-equity incentive plan compensation($)	Nonqualified deferred compensation earnings($)	All other compensation ($)
Low Wai Koon Executive Director/Chairman/Chief Executive Officer	2026	133,054	-	-	-	-	-	-
	2025	124,239		-	-	-	-	-

Chan Kok Wei Executive Director/ Group Managing Director	2026	133,942	-	-	-	-	-	2741
	2025	118,482		-	-	-	-	-

Ong Bee Chen Executive Director/Chief Financial Officer	2026	124,597	-	-	-	-	-	2741
	2025	91,140		-	-	-	-	-

Director Compensation for the year ended August 31, 2026

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Low Wai Koon	133,054	-	-	-	-	-	133,054
Chan Kok Wei	133,942	-	-	-	-	2,741	136,683
Ong Bee Chen	124,597	-	-	-	-	2,741	127,338
Goh Chuan Meng	5,913						5,913
Ivan Oh Joon Wern	5,913						5,913

Director Compensation for the year ended August 31, 2025

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Low Wai Koon	124,239	-	-	-	-	-	124,239
Chan Kok Wei	118,482	-	-	-	-	-	118,482
Ong Bee Chen	91,140	-	-	-	-	-	91,140
Goh Chuan Meng	5,522						5,522
Ivan Oh Joon Wern	5,522						5,522

For the years ended August 31, 2026 and 2025, we paid an aggregate of approximately $397,075 and approximately $344,905, respectively in cash and benefits in-kind granted to or accrued on behalf of all of our directors and members of senior management for their services, in all capacities, and we did not pay any additional compensation to our directors and members of senior management. We have not set aside or accrued any amount to provide pension, retirement or other similar benefits to our executive officers and directors.

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

66 | Page

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

Pensions

As of October 14, 2026, besides regulatory Central Provident Fund payments for Singapore employees and regulatory Employees Provident Fund payments for Malaysia employees, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 14, 2026 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned and Percentage of Common Stock (1)
	Number	Percentage

Directors and Executive Officers

Low Wai Koon(2)	8,095,194	29.78%

Chan Kok Wei(3)	2,063,224	7.59%

Ong Bee Chen(4)	2,063,224	7.59%

Chin Chee Keat	-	-

Goh Chuan Meng	-	-

Oh Ivan Joon Wern	630,000	2.32%

All officers and directors as a group	10,788,418	39.69%

5% Stockholders
Tan Soon Hock	1,759,441	6.47%

WKL Global Limited(2)	8,095,194	29.78%

Allegro Investment (BVI) Limited(3)(4)	2,063,224	7.59%

(1)	Applicable percentage ownership is based on 27,180,631 shares of common stock issued and outstanding as of the date of this report. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	WKL Global Limited is wholly owned and controlled by Low Wai Koon.

(3)	Chan Kok Wei is a director and the spouse of Ong Bee Chen. Chan Kok Wei beneficially holds 100% shareholding of Allegro Investment (BVI) Limited.

(4)	Ong Bee Chen is a director and the spouse of Chan Kok Wei. Ong Bee Chen beneficially holds 100% shareholding of Allegro Investment (BVI) Limited.

67 | Page

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The Company’s related party list and relationship are as follows:

Related parties	Relationships

Dr. Low Wai Koon	The executive director, chairman and chief executive officer of the Company is also the shareholder and director of WKL Global Limited.

Chan Kok Wei	The executive director, and director of the Company is also the shareholder and director of Allegro Investment (BVI) Limited.

Tan Soon Hock	One of the shareholders of the Company and EvoAir Manufacturing (M) Sdn. Bhd.

Oh Teik Huat	One of the shareholders of the Company and, also one of the shareholders and directors of EvoAir Manufacturing (M) Sdn. Bhd.

Chong Sein Chin	One of the shareholders of the Company and, also one of the directors of WKL Eco Earth Sdn Bhd

Related party balances as of August 31, 2026 and 2025 are as per table below:

Related party balances

Amount due to shareholders

		As of
Name of Related Party	Nature	August 31, 2026	August 31, 2025

Dr. Low Wai Koon	Shareholder loan/ Expenses paid on behalf	$1,165,486	$961,173

Chan Kok Wei	Shareholder loan	1,471,323	1,140,202

Tan Soon Hock	Shareholder loan	93,150	88,773

Oh Teik Huat	Shareholder loan	74,520	71,018

Chong Sein Chin	Shareholder loan	117,678	-

Total		$2,922,157	$2,261,166

68 | Page

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services of the Company’s annual financial statements for the fiscal years ended August 31, 2026 and August 31, 2025 and fees billed for other services rendered by the auditors during those periods. All services reflected in the following fee table were pre-approved, respectively, in accordance with the policy of the Board.

	August 31, 2026	August 31, 2025
Audit fees (1)	$186,000	$196,000
Audit-related fees	-
Tax fees	780	780
Total Fees	$186,780	$196,780

Notes:

(1)Audit fees consist of audit and review services, consent and review of documents filed with the SEC for fiscal years ended August 31, 2026 and August 31, 2025, respectively.

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

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this Annual Report.

3.1*	Certificate of Amendment, filed with the Secretary of State of Nevada on September 9, 2024

10.1*	Share Transfer Agreement between Low Wai Koon and Unex Holdings Inc., dated December 20, 2021, incorporated by reference to Exhibit 2.1 on Form 8-K filed on December 21, 2021.

10.2*	Share Transfer Agreement between Low Wai Koon and WKL Global, dated December 20, 2021, incorporated by reference to Exhibit 2.2 on Form 8-K filed on December 21, 2021.

10.3*	Share Transfer Agreement between Low Wai Koon and Evoair International Limited, dated December 20, 2021, incorporated by reference to Exhibit 2.3 on Form 8-K filed on December 21, 2021.

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

10.7*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.7 on Form 8-K filed on December 21, 2021.

10.8*	Form of Deed of Assignment between Low Wai Koon and WKL Eco Earth Holdings Pte Ltd, dated December 20, 2021, incorporated by reference to Exhibit 2.8 on Form 8-K filed on December 21, 2021.

10.9*	Form of Subscription Agreement between Ang Lee Kim Jane and Unex Holdings Inc., dated February 15, 2022

10.10*	Form of Subscription Agreement between Wong Hon Wai and Unex Holdings Inc., dated June 3, 2022

10.11*	Supplemental Agreement dated October 19, 2022, by and between Unex Holdings Inc. and Wong Hon Wai.

10.12*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated October 25, 2022

10.13*	Form of Subscription Agreement between Regulation D Investors and Unex Holdings Inc., dated October 25, 2022

10.14*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated February 20, 2023

10.15*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated July 13, 2023

10.16*	Form of Subscription Agreement between Regulation S Investors and Unex Holdings Inc., dated September 7, 2023

10.17*	Form of Subscription Agreement between Regulation S Investor and EvoAir Holdings Inc., dated November 21, 2023

19.1	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Executive Officer

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, executed by Chief Financial Officer

101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed

69 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVOAIR HOLDINGS INC.

Dated: October 14, 2026	By:	/s/ Low Wai Koon
Low Wai Koon, Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 14, 2026	By:	/s/ Ong Bee Chen
Ong Bee Chen
Chief Financial Officer

70 | Page